Form 10-Q
period 1996-03-31
FORT THOMAS FINANCIAL CORP
filed 1996-05-15
CIK 940711

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to ____________

                         Commission File Number 0-26242

                       FORT THOMAS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                                       61-1278396
- ---------------------------------------------                            -----------------------
(State or other jurisdiction of incorporation                               (I.R.S. Employer
               or organization)                                          Identification Number)


      25 North Fort Thomas Avenue
         Fort Thomas, Kentucky                                                    41075
- ---------------------------------------------                            -----------------------
(Address of principal executive office)                                         (Zip Code)

                                (606) 441-3302
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              --------    --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 1996, there were issued and outstanding 1,573,775 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION
- -------  ---------------------


Item 1.          Consolidated Financial Statements

                 Consolidated Statement of Financial Condition
                 (As of September 30, 1995 and March 31, 1996 (unaudited))                     1

                 Consolidated Statements of Income for the three and six months
                 ended March 31, 1996 (unaudited) and 1995 (unaudited)                         2

                 Consolidated Statements of Cash Flows for the six
                 months ended March 31, 1996 (unaudited) and 1995 (unaudited)                  3

                 Notes to Unaudited Consolidated Financial Statements                          4

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                         5


PART II.         OTHER INFORMATION
- --------         -----------------


Item 1.          Legal Proceedings                                                            15
Item 2.          Changes in Securities                                                        15
Item 3.          Defaults Upon Senior Securities                                              15
Item 4.          Submission of Matters to a Vote of Security Holders                          15
Item 5.          Other Information                                                            16
Item 6.          Exhibits and Reports on Form 8-K                                             16

SIGNATURES

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 March 31,              September 30,
                                                                    1996                     1995
                                                            --------------------    -------------------------
 ASSETS
   Cash                                                             $4,659                    $ 6,032
   Investment Securities:
     Held to maturity - at amortized cost                            3,504                      5,001
     Available for sale - at market value                            2,470                         --
   Mortgage-backed securities - available
     for sale                                                          939                        972
   Loans Receivable, net                                            73,194                     71,156
   Office Properties and equipment - at
    depreciated cost                                                   678                        718
   Real Estate Owned                                                    33                         --
   Federal Home Loan Bank Stock
    (FHLB) - at cost                                                   678                        651
   Cash Surrender Value of Life Insurance                            1,042                      1,012
   Accrued Interest Receivable                                         638                        575
   Prepaid and Other Assets                                            103                         98
   Federal Income Tax Receivable                                        21                         --
                                                                    ------                     ------
      TOTAL ASSETS                                                  87,960                     86,214
                                                                    ======                     ======

 LIABILITIES
   Savings Accounts                                                 62,385                    $59,998
   Federal Home Loan Bank Advances                                   3,554                      3,651
   Advances from Borrowers for Taxes and
    Insurance                                                           73                        183
   Deferred Compensation                                               318                        263
   Accrued Interest Payable                                             32                         30
   Accrued Federal Income Taxes                                        (17)                        33
   Deferred Federal Income Taxes                                        --                          1
   Other Liabilities                                                   237                        253
   Deferred Income                                                      11                         11
                                                                    ------                     ------
      TOTAL LIABILITIES                                             66,592                     64,423
                                                                    ------                     ------

 STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value;
    4,000,000 shares authorized;
    1,573,775 shares issued and 1,498,884
    outstanding                                                         16                         16
   Additional Paid-in Capital                                       14,989                     14,982
   Unearned ESOP Shares                                             (1,198)                    (1,249)
   MRP Trust                                                          (846)                        --
   Retained Earnings, Substantially
    Restricted                                                       8,399                      8,042
   Unrealized Gain on Investment
    Securities                                                           8                         --
                                                                    ------                     ------
      TOTAL STOCKHOLDERS' EQUITY                                    21,368                     21,790
                                                                    ------                     ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $87,960                    $86,214
                                                                    ======                     ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            Three Months Ended                       Six Months Ended
                                                March 31,                               March 31,
                                         ----------------------------         ---------------------------------
                                            1996              1995                1996                  1995
                                         ---------        -----------         ------------        -------------
 Interest Income
   Interest on loans                       $1,595             1,348               $3,128                $2,672
   Interest on held to maturity
    securities                                 91                11                  180                    59
   Interest on mortgage-backed
    securities                                 14                --                   28                    --
   Other interest and dividends                90                54                  188                    65
                                            -----             -----                -----                 -----
     Total interest income                  1,790             1,413                3,525                 2,796
                                            -----             -----                -----                 -----
 Interest Expense
   Deposits                                   820               624                1,657                 1,208
   FHLB advances                               48               136                   98                   255
                                            -----             -----                -----                 -----
     Total interest expense                   869               760                1,755                 1,463
                                            -----             -----                -----                 -----
 Net interest income                          921               653                1,770                 1,333
 Provision for loan losses                     61                 6                   66                    12
                                            -----             -----                -----                 -----
   Net interest income after
    provision for loan losses                 860               647                1,704                 1,321
                                            -----             -----                -----                 -----
 Other Income
   Fees and charges                            74                46                  142                    98
   Other                                       23                20                   43                    43
                                            -----             -----                -----                 -----
     Total other income                        97                65                  185                   141
                                            -----             -----                -----                 -----
 Other Expenses
   Salaries and employee
     benefits                                 297               208                  509                   418
   Franchise and other taxes                   18                26                   33                    41
   Federal insurance premium                   33                31                   66                    63
   Expenses of premises and
     fixed assets                              48                38                   83                    84
   Data processing and other
     related contract services                 41                39                   66                    55
   Other operating expense                    203                79                  331                   209
                                            -----             -----                -----                 -----
          Total expenses                      639               421                1,088                   870
                                            -----             -----                -----                 -----
 Income before income tax                     319               292                  801                   592
 Federal income tax expense                    91                88                  247                   186
                                            -----             -----                -----                 -----
    Net income                             $  228            $  204               $  554                $  406
                                            =====             =====                =====                 =====
 Earnings per share                        $  .16              NA                 $  .38                 NA
                                            =====                                  =====

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                              March 31,
                                                            -------------------------------------------
                                                                1996                            1995
                                                            ------------                    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    554                             406
   Reconciliation of net income
     with cash flows from
     operations:                                                  66                               6
   Allowance for losses on
    mortgages                                                     48                              42
   Depreciation                                                  (22)                            171
   Deferred income taxes                                           4                             (69)
   Amortization                                                  (27)                            (17)
   FHLB stock dividends                                           85                              --
   Loss on REO                                                    --                              (1)
   Changes in
    Accrued interest receivable                                  (63)                            (63)
    Prepaid and other assets                                      (6)                           (311)
    Cash surrender value of life insurance                       (31)                            (22)
    Deferred compensation                                         55                              50
    Accrued interest payable                                       2                              13
    Accrued income tax                                           (50)                           (104)
    Other liabilities                                           (114)                            (29)
                                                               -----                           -----
          NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                              483                              73
                                                               -----                           -----
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of held to maturity securities                    (1,502)                             --
   Purchase of available for sale                             (1,000)                           (505)
   securities
   Maturity of investment securities                           1,500                          (2,496)
   Loan originations and repayments, net                      (2,208)                             --
   Principal received on mortgage-backed
    security                                                      65                              --
   Proceeds from sale of REO                                      71                              --
   Purchase of office properties and
    equipment                                                     (8)                             (2)
      NET CASH USED BY INVESTING
       ACTIVITIES                                             (3,082)                         (3,002)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in savings
     accounts                                                  2,386                           2,303
   Dividends paid                                                (98)                             --
   Common Stock shares purchased for
     MRP Trust                                                  (873)                             --
   Advance from borrowers for taxes and
    insurance                                                   (110)                           (166)
   Repayments of FHLB advances                                   (97)                             --
   Proceeds from FHLB advances                                    --                           1,908
                                                               -----                           -----
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                              1,226                           4,044
                                                               -----                           -----
     CHANGES IN CASH AND CASH EQUIVALENTS                     (1,373)                          1,116
   CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                 6,032                             872
                                                               -----                           -----
   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                                   $4,659                          $1,987
                                                               =====                           =====

                       FORT THOMAS FINANCIAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         Fort Thomas Financial Corporation (the "Corporation") was incorporated under Ohio law in March 1995 by Fort Thomas Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, known as Fort Thomas Savings Bank, F.S.B. (the "Bank"), the issuance of the Bank's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on June 27, 1995, the Corporation became the unitary holding company for the Bank.

         The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995 contained in the Corporation's 1995 Annual Report.

Note 2 - Earnings Per Share

         The earnings per share amount for the three and six months ended March 31, 1996 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation was 1,456,052 and 1,454,025, respectively.

         No earnings per share is reported for the three or six months ended March 31, 1995 since the Corporation was not formed during such periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At March 31, 1996, the Corporation's assets amounted to $88.0 million as compared to $86.2 million at September 30, 1995. The $1.8 million increase was primarily due to an increase in investment securities and loans receivable, net. Such increases were funded primarily by an increase of $2.4 million or 4.0% in savings accounts and a $1.4 million or 22.8% decrease in cash and cash equivalents. Stockholders' equity decreased $422,000 to $21.4 million or 24.3% of total assets at March 31, 1996 compared to $21.8 million at September 30, 1995. The decrease in stockholders' was due to the funding of the 1996 Management Recognition Plan for Officers and the 1996 Management Recognition Plan for Directors. Such Plans were approved by stockholders on January 29, 1996.

ASSET QUALITY

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

         Under general accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any troubled debt restructurings as of March 31, 1996.


DELINQUENT LOANS

         The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at March 31, 1996. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                              Percent of Corresponding
                                              Loans Delinquent For                 Loan Categories
                                      --------------------------------     --------------------------------
                                        30-89      90 Days                   30-89      90 Days
                                        Days       and Over      Total       Days       and Over      Total
                                      --------    ----------  ---------     -------   -----------   --------
                                           (Dollars in Thousands)
 One- to four-family residential       $2,114       $1,215      $3,329       3.59%        2.07%        5.66%

 Multi-family and non-
  residential                              --          113         113         --         1.15         1.15

 Construction and land                    502          203         705       8.37         3.38        11.75
 Consumer                                  --            3           3         --         0.28         0.28
                                        -----        -----       -----

   Total delinquent loans              $2,616       $1,534      $4,150
                                        =====        =====       =====

         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                           March 31,                        September 30,
                                                -----------------------------------        --------------
                                                  1996                   1995                    1995
                                                ----------          ---------------         -------------
                                                                 (Dollars in Thousands)
 Non-accruing loans:
   One- to four-family
      residential (1)                              $1,215                 $  546                  $  911

    Multi-family and non-
      residential real estate                         113                     57                      --

    Construction and land                             203                    261                     334
    Consumer                                            3                     --                      --

 Accruing consumer loans
  greater than 90 days
  delinquent:                                          --                     57                      --
                                                    -----                  -----                   -----
    Total non-performing loans                      1,534                    921                   1,245
                                                    -----                  -----                   -----

 Real estate acquired through
   foreclosure                                         33                     --                      --
                                                    -----                  -----                   -----

    Total non-performing assets                    $1,567                 $  921                  $1,245
                                                    =====                  =====                   =====
    Total non-performing
      assets as a percentage of
      total net loans                                2.10%                  1.37%                   1.75%
                                                     ====                   ====                    ====

    Total non-performing
      assets as a percentage of
      total assets                                   1.73%                  1.27%                   1.44%
                                                     ====                   ====                    ====


- -------------------

(1)      Includes second mortgage loans.


         The $1.5 million of nonaccruing loans at March 31, 1996 consisted of 45 loans with an average balance of approximately $34,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the six month period would have been approximately $51,000. Substantially all of the loans are extended to separate borrowers.

CLASSIFIED ASSETS

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At March 31, 1996, the Bank had $1.6 million of loans which were classified as substandard and $14,000 of loans classified as loss.

ALLOWANCE FOR LOAN LOSSES

         It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. The allowance is increased by provisions for loan losses which are charged against income.

         Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                           Six Months Ended                   Year Ended
                                                               March 31,                     September 30,
                                                    -----------------------------------    -----------------
                                                      1996                 1995                  1995
                                                    ------------    -------------------    -----------------
                                                                   (Dollars in Thousands)
 Average loans receivable, net                        $73,029              $66,603                $67,248
                                                       ======               ======                 ======

 Allowance for loan losses
    Balance at beginning of period                    $   245              $   233                $   233

    Net (charge-offs) recoveries                           --                   --                    (19)

    Provision for loan losses                              61                    6                     25
                                                       ------               ------                 ------
    Balance at end of period                          $   306              $   239                $   239
                                                       ======               ======                 ======

    Net loans (charged-off)
      recovered to average loans                           --                   --                  (0.03)%
                                                       ======               ======                  ======
    Allowance for loan losses to
      total non-performing loans                        19.95%               25.95%                 19.20%
                                                        =====                =====                  =====

    Allowance for loan losses to
      total loans                                        0.42%                0.36%                  0.34%
                                                        =====                =====                  =====

    Net loans (charged-off)
      recovered to allowance for
      loan losses                                          --                   --                  (7.95)%
                                                        =====                =====                  ======

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                        March 31, 1996
                                                           ------------------------------------------
                                                                             Percent of Loans in Each
                                                               Amount         Category to Total Loans
                                                           ---------------  --------------------------
                                                                      (Dollars in Thousands)
   One- to four-family residential                             $206                      77.72%

   Multi-family residential                                      75                      12.95

   Land and construction                                         15                       7.92

   Consumer loans                                                10                       1.41
                                                                ---                     ------
          Total                                                $306                     100.00%
                                                                ===                     ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         GENERAL. The Corporation reported net income of $228,000 during the three months ended March 31, 1996 compared to $204,000 during the three months ended March 31, 1995. The increase in net income during the three months ended March 31, 1996 compared to the same period ended March 31, 1995 was due primarily to an increase in net interest income. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 131.1% for the 1996 period compared to 107.1% for the 1995 period. This increase more than offset the decrease in the interest rate spread to 2.74% for the 1996 period compared to 3.44% for the 1995 period. The increase in the ratio of interest-earning assets to interest-bearing liabilities was primarily due to the investment of net proceeds from the Conversion. The decrease in the interest rate spread was primarily due to an increase in the rate paid on the Corporation's deposits.

         INTEREST INCOME. Interest income increased $377,000 or 26.7% to $1.8 million for the three months ended March 31, 1996 compared to the same period in 1995. The increase during the 1996 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth as well as the investment of Conversion proceeds in investment securities and other interest-earning assets. The increase in the average yield was primarily due to an increase in the average yield earned on loans to 8.74% for the three months ended March 31, 1996 compared to 8.27% for the comparable period in 1995. The increase in the average yield reflects the upward repricing of certain of the Corporation's adjustable-rate mortgage loans.

         INTEREST EXPENSE. Interest expense increased $109,000 or 17.5% to $869,000 for the three months ended March 31, 1996 compared to the same period in 1995. Such increase was primarily due to an increase in the average outstanding balance of and rates paid on the Corporation's time deposits. Such increases reflect the shift in deposits from passbook accounts to higher rate certificate of deposit accounts. Such increase in interest expense was partially offset by a decrease in interest expense resulting from a decrease in the average balance of FHLB advances. A portion of such advances were repaid with net proceeds from the Conversion.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $61,000 and $6,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in the provision for losses on loans was due to an increase in the level of non-performing loans and also reflects managements desire to increase the allowance for loan losses to a level which is consistent with industry norms.

         OTHER INCOME. Other income increased $32,000 or 49.2% during the three months ended March 31, 1996 compared to the same period in 1995 due primarily to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $218,000 or 51.8% for the three months ended March 31, 1996 compared to the same period in 1995.
Such increase was primarily due to an increase of $89,000 or 42.8% in salaries and employee benefits and an increase of $124,000 or 157.0% in other miscellaneous operating expenses. The increase in salaries and employee benefits was due to normal merit increases and expenses of the Employee Stock Ownership Plan adopted in connection with the Conversion. The increase in miscellaneous other expenses was primarily due to increased costs associated with the Corporation as a public company (i.e., professional fees and reporting and annual meeting fees).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

         GENERAL. The Corporation reported net income of $554,000 for the six months ended March 31, 1996 compared to $406,000 during the six months ended March 31, 1995. Such increase in net income was due primarily to an increase in net interest income as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities to 132.2% for the fiscal 1996 period compared to 109.0% for the fiscal 1995 period. This increase more than offset the decrease in the interest rate spread to 2.81% for the six months ended March 31, 1996 from 3.43% for the comparable period in fiscal 1995. The increase in the ratio of interest-earning assets to interest-bearing liabilities was primarily due to the investment of net proceeds from the Conversion. The decrease in the interest rate spread was primarily due to an increase in the rate paid on the Corporation's deposits.

         INTEREST INCOME. Interest income increased $729,000 or 26.1% to $3.5 million for the six months ended March 31, 1996 compared to the same period in fiscal 1995. The increase during the fiscal 1996 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth as well as the investment of Conversion proceeds in investment securities and other interest-earning assets. The increase in the average yield was primarily due to an increase in the average yield earned on loans to 8.64% during the fiscal 1996 period compared to 8.10% during the fiscal 1995 period. The increase in the average yield reflects the upward repricing of certain of the Corporation's adjustable-rate mortgage loans.

         INTEREST EXPENSE. Interest expense increased $292,000 or 20.0% to $1.8 million for the six months ended March 31, 1996 compared to $1.5 million for the six months ended March 31, 1995. Such increase was primarily due to an increase in the average outstanding balance of and rate paid on the Corporation's time deposits. Such increases reflect the shift in deposits from passbook accounts to higher rate certificate of deposit accounts. Such increase in interest expense was partially offset by a decrease in interest expense resulting from a decrease in the average balance of FHLB advances. A portion of such advances were repaid with net proceeds from the Conversion.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $66,000 and $12,000 for the six months ended March 31, 1996 and 1995, respectively. The increase in the provision for losses on loans was due to an increase in the level of non-performing loans and also reflects managements desire to increase the allowance for loan losses to a level which is consistent with industry norms.

         OTHER INCOME. Other income increased $44,000 or 31.2% during the six months ended March 31, 1996 compared to the six months ended March 31, 1995 due to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $218,000 or 25.1% to $1.1 million for the six months ended March 31, 1996 compared to the same period in fiscal 1995. Such increase was primarily due to an increase of $91,000 or 21.8% in salaries and employee benefits and an increase of $122,000 or 58.3% in other miscellaneous operating expenses. The increase in salaries and employee benefits was due to normal merit increases and expenses of the Employee Stock Ownership Plan adopted in connection with the Conversion. The increase in miscellaneous other expenses was primarily due to increased costs associated with the Corporation as a public company (i.e., professional fees and reporting and annual meeting fees).

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At March 31, 1996, the Bank had $3.6 million of outstanding advances from the FHLB of Cincinnati.

         As of March 31, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 19.4%, 19.4% and 31.0%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

         The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and the FDIC recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

         In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, until the SAIF attains a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks due to this premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

         The U.S. House of Representatives and Senate had actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 1993, the Financial Accounting Statement Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Corporation adopted SFAS No. 115 effective October 1, 1994. At March 31, 1996, the Corporation had $3.5 million of investment securities classified as held to maturity and $2.5 million classified as available for sale. At such date, the Corporation's stockholders' equity included $8,000 of unrealized gains on investment securities.

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amended income recognition methods and certain disclosures required by SFAS No. 114. The Corporation implemented SFAS No. 114, as amended, on October 1, 1995. The statement establishes accounting measurement, recognition and reporting standards for impaired loans. SFAS No. 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). SFAS No. 114 requires that when a loan is impaired, impairment should be measured based on the present value of the expected cash flows, discounted at the loan's effective interest rate. If the loan is collateral dependent, as a practical expedient, impairment can be based on a loan's observable market price or the fair value of the collateral. The value of the loan is adjusted through a valuation allowance created through a charge against income. Residential mortgages, consumer installment obligations and credit cards are excluded. Loans that were treated as in-substance foreclosures under previous accounting pronouncements are considered to be impaired loans and remain in the loan portfolio under SFAS No. 114. The adoption of SFAS No. 114, as amended, has not had a material effect on the Corporation's financial condition or results of operations.

         In December 1991, the FASB issued SAFS No. 107, "Disclosures about Fair Value of Financial Instruments," which became effective beginning October 1, 1995. SFAS No. 107 requires disclosure of the fair value of financial instruments for both assets and liabilities recognized and not recognized in the statements of financial position, for which it is practical to estimate the fair value. The adoption of SFAS No. 107 has not had a material effect on the Corporation's financial condition or results of operations.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                    PART II


Item 1.          Legal Proceedings

                 Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.          Changes in Securities

                 Not applicable.

Item 3.          Defaults Upon Senior Securities

                 Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 The Corporation held its first annual meeting of stockholders on Monday, January 29, 1996. The following information sets forth the matters considered at such annual meeting and the voting with respect to such matters.

             1.  Election of Directors                      For                    Withheld                  Not Voted
                                                            ---                    --------                  ---------
                   a. Larry N. Hatfield                   1,146,269                 111,664                   315,842

                   b. Robert L. Grimm                     1,214,769                  43,164                   315,842

                   c. Harold A. Luersen                   1,216,239                  41,694                   315,842

                   d. Don J. Beckmeyer                    1,216,269                  41,664                   315,842

                   e. J. Steven McLane                    1,215,769                  42,164                   315,842

         2.  1996 Key Employee Stock Compensation Program

               For                        Against                    Abstain                    Not Voted
               ---                        -------                    -------                    ---------
             945,192                      90,537                     20,450                      517,596

         3.  1996 Directors' Stock Option Plan

               For                       Against                     Abstain                   Not Voted
               ---                       -------                     -------                   ---------
             931,178                     115,345                     19,175                     508,077


         4.  1996 Management Recognition Plan for Officers


               For                       Against                     Abstain                   Not Voted
               ---                       -------                     -------                   ---------
             918,542                     115,345                     20,219                     519,593


         5.  1996 Management Recognition Plan for Directors


               For                       Against                     Abstain                   Not Voted
               ---                       -------                     -------                   ---------
             912,394                     121,466                     22,419                     517,496


          6.  Ratification of Auditors


               For                       Against                     Abstain                   Not Voted
               ---                       -------                     -------                   ---------
            1,235,290                     3,550                      19,750                     315,185



Item 5.          Other Information

                 None.

Item 6.          Exhibits and Reports on Form 8-K

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FORT THOMAS FINANCIAL CORPORATION



Date: May 15, 1996           By: /s/Larry N. Hatfield
                                 ----------------------------------------
                                Larry N. Hatfield
                                President and Chief Executive Officer



Date: May 15, 1996           By: /s/J. Michael Lonnemann
                                 ----------------------------------------
                                J. Michael Lonnemann
                                Vice President, Secretary and Principal
                                 Financial Officer