Form 10-Q/A
period 1996-03-31
FORT THOMAS FINANCIAL CORP
filed 1996-06-07
CIK 940711

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ____________

                         Commission File Number 0-26242

                      FORT THOMAS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                             Ohio                                                          61-1278396
- -------------------------------------------------------------------               -------------------------------
     (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification
                                                                                             Number)

                 25 North Fort Thomas Avenue
                   Fort Thomas, Kentucky                                                      41075
- -------------------------------------------------------------------               -------------------------------
         (Address of principal executive office)                                           (Zip Code)

                                (606) 441-3302
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 1996, there were issued and outstanding 1,573,775 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,   September 30,
                                                         1996          1995
                                                       ---------   ------------
                                                           (In Thousands)
ASSETS
  Cash                                                  $ 4,659        $ 6,032
  Investment Securities:
    Held to maturity - at amortized cost                  3,504          5,001
    Available for sale - at market value                  2,470             --
  Mortgage-backed securities - available
    for sale                                                939            972
  Loans Receivable, net                                  73,194         71,156
  Office Properties and equipment - at
   depreciated cost                                         678            718
  Real Estate Owned                                          33             --
  Federal Home Loan Bank Stock
   (FHLB) - at cost                                         678            651
  Cash Surrender Value of Life Insurance                  1,042          1,012
  Accrued Interest Receivable                               638            575
  Prepaid and Other Assets                                  103             98
  Federal Income Tax Receivable                              21             --
                                                        -------        -------
     TOTAL ASSETS                                        87,960         86,214
                                                        =======        =======

LIABILITIES
  Savings Accounts                                       62,385        $59,998
  Federal Home Loan Bank Advances                         3,554          3,651
  Advances from Borrowers for Taxes and
   Insurance                                                 73            183
  Deferred Compensation                                     318            263
  Accrued Interest Payable                                   32             30
  Accrued Federal Income Taxes                              (17)            33
  Deferred Federal Income Taxes                              --              1
  Other Liabilities                                         237            253
  Deferred Income                                            11             11
                                                        -------        -------
     TOTAL LIABILITIES                                   66,592         64,423
                                                        -------        -------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value;
   4,000,000 shares authorized;
   1,573,775 shares issued and 1,498,884
   outstanding                                               16             16
  Additional Paid-in Capital                             14,989         14,982
  Unearned ESOP Shares                                   (1,198)        (1,249)
  MRP Trust                                                (846)            --
  Retained Earnings, Substantially
   Restricted                                             8,399          8,042
  Unrealized Gain on Investment
   Securities                                                 8             --
                                                        -------        -------
     TOTAL STOCKHOLDERS' EQUITY                          21,368         21,790
                                                        -------        -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $87,960        $86,214
                                                        =======        =======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        Three Months Ended            Six Months Ended
                                             March 31,                   March 31,
                                        ------------------           ------------------
                                           1996       1995           1996          1995
                                        ---------   ------           -----        -----
                                                    (Dollars in Thousands)
Interest Income
  Interest on loans                        $1,595    1,348          $3,128         $2,672
  Interest on held to maturity
   securities                                  91       11             180             59
  Interest on mortgage-backed
   securities                                  14       --              28             --
  Other interest and dividends                 90       54             188             65
                                           ------   ------          ------         ------
    Total interest income                   1,790    1,413           3,525          2,796
                                           ------   ------          ------         ------
Interest Expense
  Deposits                                    820      624           1,657          1,208
  FHLB advances                                48      136              98            255
                                           ------   ------          ------         ------
    Total interest expense                    869      760           1,755          1,463
                                           ------   ------          ------         ------
Net interest income                           921      653           1,770          1,333
Provision for loan losses                      61        6              66             12
                                           ------   ------          ------         ------
  Net interest income after
   provision for loan losses                  860      647           1,704          1,321
                                           ------   ------          ------         ------
Other Income
  Fees and charges                             74       46             142             98
  Other                                        23       20              43             43
                                           ------   ------          ------         ------
    Total other income                         97       65             185            141
                                           ------   ------          ------         ------
Other Expenses
  Salaries and employee
    benefits                                  297      208             509            418
  Franchise and other taxes                    18       26              33             41
  Federal insurance premium                    33       31              66             63
  Expenses of premises and
    fixed assets                               48       38              83             84
  Data processing and other
    related contract services                  41       39              66             55
  Other operating expense                     203       79             331            209
                                           ------   ------          ------         ------
       Total expenses                         639      421           1,088            870
                                           ------   ------          ------         ------
Income before income tax                      319      292             801            592
Federal income tax expense                     91       88             247            186
                                           ------   ------          ------         ------
   Net income                              $  228   $  204          $  554         $  406
                                           ======   ======          ======         ======
Earnings per share                         $  .16       NA          $  .38             NA
                                           ======                   ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months Ended
                                                     March 31,
                                             -------------------------
                                             1996                 1995
                                             ----                 ----
                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   554                 406
  Reconciliation of net income
    with cash flows from
    operations:                                 66                   6
  Allowance for losses on
   mortgages                                    48                  42
  Depreciation                                 (22)                171
  Deferred income taxes                          4                 (69)
  Amortization                                 (27)                (17)
  FHLB stock dividends                          85                  --
  Loss on REO                                   --                  (1)
  Changes in
   Accrued interest receivable                 (63)                (63)
   Prepaid and other assets                     (6)               (311)
   Cash surrender value of life insurance      (31)                (22)
   Deferred compensation                        55                  50
   Accrued interest payable                      2                  13
   Accrued income tax                          (50)               (104)
   Other liabilities                          (114)                (29)
                                            ------             -------
       NET CASH PROVIDED BY OPERATING
        ACTIVITIES                             483                  73
                                            ------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of held to maturity securities   (1,502)                 --
  Purchase of available for sale securities (1,000)               (505)
  Maturity of investment securities          1,500              (2,496)
  Loan originations and repayments, net     (2,208)                 --
  Principal received on mortgage-backed
   security                                     65                  --
  Proceeds from sale of REO                     71                  --
  Purchase of office properties and
   equipment                                    (8)                 (2)
     NET CASH USED BY INVESTING
      ACTIVITIES                            (3,082)             (3,002)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in savings
    accounts                                 2,386               2,303
  Dividends paid                               (98)                 --
  Common Stock shares purchased for
    MRP Trust                                 (873)                 --
  Advance from borrowers for taxes and
   insurance                                  (110)               (166)
  Repayments of FHLB advances                  (97)                 --
  Proceeds from FHLB advances                   --               1,908
                                            ------             -------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             1,226               4,044
                                            ------             -------
    CHANGES IN CASH AND CASH EQUIVALENTS    (1,373)              1,116
  CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                6,032                 872
                                            ------             -------
  CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                  $4,659             $ 1,987
                                            ======             =======

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FORT THOMAS FINANCIAL CORPORATION



Date: May 15, 1996                      By: /s/Larry N. Hatfield
                                           -------------------------------------
                                           Larry N. Hatfield
                                           President and Chief Executive Officer



Date: May 15, 1996                      By: /s/J. Michael Lonnemann
                                           -------------------------------------
                                           J. Michael Lonnemann
                                           Vice President, Secretary and
                                            Principal Financial Officer