Form 10-Q
period 1996-06-30
FORT THOMAS FINANCIAL CORP
filed 1996-08-12
CIK 940711

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------    ------------

                         Commission File Number 0-26242

                       FORT THOMAS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                    61-1278396
- ---------------------------------------------------   --------------------------
  (State or other jurisdiction of incorporation or         (I.R.S. Employer
                     organization)                       Identification Number)

         25 North Fort Thomas Avenue
            Fort Thomas, Kentucky                               41075
- ---------------------------------------------         --------------------------
   (Address of principal executive office)                   (Zip Code)


                                (606) 441-3302
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 1996, there were issued and outstanding 1,573,775 shares of the Registrant's Common Stock, par value $.01 per share.

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----
PART I.      FINANCIAL INFORMATION
- -------      ---------------------


Item 1.      Consolidated Financial Statements

             Consolidated Statements of Financial Condition
             (As of September 30, 1995 and June 30, 1996 (unaudited))                                                        1

             Consolidated Statements of Income for the three and nine months
             ended June 30, 1996 (unaudited) and 1995 (unaudited)                                                            2

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 1996 (unaudited) and 1995 (unaudited)                                                     3

             Notes to Unaudited Consolidated Financial Statements                                                            4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                           5


PART II.     OTHER INFORMATION
- --------     -----------------


Item 1.      Legal Proceedings                                                                                              15
Item 2.      Changes in Securities                                                                                          15
Item 3.      Defaults Upon Senior Securities                                                                                15
Item 4.      Submission of Matters to a Vote of Security Holders                                                            15
Item 5.      Other Information                                                                                              16
Item 6.      Exhibits and Reports on Form 8-K                                                                               16

SIGNATURES

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  June 30,              September 30,
                                                                    1996                     1995
                                                            --------------------     -------------------
                                                                           (In Thousands)
 ASSETS
   Cash                                                            $ 2,860                    $ 6,032
   Investment Securities:
     Held to maturity - at amortized cost                            3,504                      5,001
     Available for sale - at market value                            2,491                         --
   Mortgage-backed securities - available
     for sale                                                          866                        972
   Loans Receivable, net                                            75,938                     71,156
   Office Properties and equipment - at
    depreciated cost                                                   663                        718
   Federal Home Loan Bank Stock
    (FHLB) - at cost                                                   678                        651
   Cash Surrender Value of Life Insurance                            1,055                      1,012
   Accrued Interest Receivable                                         677                        575
   Prepaid and Other Assets                                            110                         97
   Deferred Federal Income Tax Asset                                    32                         --
                                                                    ------                     ------
      TOTAL ASSETS                                                 $88,874                    $86,214
                                                                    ======                     ======

 LIABILITIES
   Savings Accounts                                                $61,946                    $59,998
   Federal Home Loan Bank Advances                                   4,504                      3,651
   Advances from Borrowers for Taxes and
    Insurance                                                          184                        183
   Deferred Compensation                                               346                        263
   Accrued Interest Payable                                             31                         30
   Accrued Federal Income Taxes                                          3                         33
   Deferred Federal Income Taxes                                        --                          1
   Other Liabilities                                                   211                        253
   Deferred Income                                                      11                         11
                                                                    ------                     ------
      TOTAL LIABILITIES                                             67,236                     64,423
                                                                    ------                     ------

 STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value;
    4,000,000 shares authorized;
    1,573,775 shares issued and
    outstanding                                                         16                         16
   Additional Paid-in Capital                                       15,015                     14,982
   Unearned ESOP Shares                                             (1,150)                    (1,249)
   MRP Trust                                                          (820)                        --
   Retained Earnings, Substantially
    Restricted                                                       8,585                      8,042
   Unrealized Loss on Investment
    Securities                                                          (8)                        --
                                                                    ------                     ------
      TOTAL STOCKHOLDERS' EQUITY                                    21,638                     21,791
                                                                    ------                     ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $88,874                    $86,214
                                                                    ======                     ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  Three Months Ended                    Nine Months Ended
                                                                       June 30,                             June 30,
                                                              --------------------------          --------------------------------
                                                                 1996            1995               1996                 1995
                                                              ------------    ----------          --------------     -------------
                                                                                     (Dollars in Thousands)
 Interest Income
   Interest on loans                                             $1,593            1,457             $4,721               $4,129
   Interest on held to maturity
    securities                                                       93               41                274                  100
   Interest on mortgage-backed
    securities                                                       13               --                 41                   --
   Other interest and dividends                                      66               82                254                  147
                                                                -------            -----           --------                -----
     Total interest income                                        1,765            1,580              5,290                4,376
                                                                -------            -----           --------                -----
 Interest Expense
   Deposits                                                         809              751              2,466                1,959
   FHLB advances                                                     48              122                146                  377
                                                                -------            -----           --------                -----
     Total interest expense                                         857              873              2,612                2,336
                                                                -------            -----           --------                -----
 Net interest income                                                908              707              2,678                2,040
 Provision for loan losses                                           12                6                 78                   18
                                                                -------            -----           --------                -----
   Net interest income after
    provision for loan losses                                       896              701              2,600                2,022
                                                                -------            -----           --------                -----
 Other Income
   Fees and charges                                                  59               84                200                  182
   Gain on sale of REO                                               11               --                 11                   --
   Other                                                             18               25                 61                   69
                                                                -------            -----           --------                -----
     Total other income                                              88              109                272                  251
                                                                -------            -----           --------                -----
 Other Expenses
   Salaries and employee
     benefits                                                       323              226                832                  655
   Franchise and other taxes                                         18               15                 52                   45
   Federal insurance premium                                         33               35                 98                   98
   Expenses of premises and
     fixed assets                                                    40               47                123                  131
   Data processing and other
     related contract services                                       30               23                 95                   78
   Other operating expense                                          130              102                461                  311
                                                                -------            -----           --------                -----
          Total other expenses                                      574              448              1,661                1,318
                                                                -------            -----           --------                -----
 Income before income tax                                           410              362              1,211                  955
 Federal income tax expense                                         126              139                373                  325
                                                                -------            -----           --------                -----
    Net income                                                 $    284           $  223          $     838               $  630
                                                                =======            =====           ========                =====
 Earnings per share                                            $   0.20              N/A          $    0.58                  N/A
                                                                =======                            ========

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                                       June 30,
                                              -----------------------------------------------------------------
                                                              1996                               1995
                                              -----------------------------------    --------------------------
                                                                    (In Thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $838                            $630
   Reconciliation of net income
     with cash flows from
     operations:
   Allowance for losses on
    mortgages                                                     78                              18
   Depreciation                                                   67                              71
   Deferred income taxes                                         (33)                             --
   Amortization                                                  (38)                           (139)
   FHLB stock dividends                                          (27)                            (30)
   ESOP and stock compensation                                   186                              --
   REO donated to charity                                         11                              --
   Loss on REO                                                   (11)                             (1)
   Changes in
    Accrued interest receivable                                 (102)                           (112)
    Prepaid and other assets                                     (13)                             10
    Cash surrender value of life insurance                       (44)                            (33)
    Deferred compensation                                         84                              75
    Accrued interest payable                                       1                               1
    Accrued income tax                                           (30)                            179
    Other liabilities                                            (43)                              6
                                                               -----                            ----
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                           826                             675
                                                               -----                           -----
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of held to maturity securities                    (1,502)                             --
   Purchase of available for sale                             (1,000)                           (505)
    securities
   Maturity of investment securities                           1,500                              --
   Loan originations and repayments, net                      (5,040)                         (4,169)
   Principal received on mortgage-backed
    security                                                     102                              --
   Proceeds from sale of REO                                     221                              --
   Purchase of office properties and
    equipment                                                    (12)                             (8)
                                                               ------                         ------
      NET CASH USED BY INVESTING
       ACTIVITIES                                             (5,731)                         (4,682)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds of sale of stock                                  --                          13,748
   Net increase in savings
     accounts                                                  1,948                           1,819
   Dividends paid                                               (295)                             --
   Common Stock shares purchased for
     MRP Trust                                                  (873)                             --
   Advance from borrowers for taxes and
    insurance                                                      2                             (72)
   Repayments of FHLB advances                                  (147)
   Proceeds from FHLB advances                                 1,000                            (139)
                                                               -----                          ------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                              1,635                          15,356
                                                               -----                          ------
     CHANGES IN CASH AND CASH EQUIVALENTS                     (3,172)                         11,349
   CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                 6,032                             872
                                                               -----                          ------
   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                                   $2,860                         $12,221
                                                               =====                          ======

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

         The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995 contained in the Corporation's 1995 Annual Report.

Note 2 - Earnings Per Share

         The earnings per share amount for the three and nine months ended June 30, 1996 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation was 1,456,596 and 1,454,002, respectively.

         No earnings per share is reported for the three or nine months ended June 30, 1995 since the Corporation was not a public company during such periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At June 30, 1996, the Corporation's assets amounted to $88.9 million as compared to $86.2 million at September 30, 1995. The $2.7 million increase was primarily due to an increase of $4.8 million in loans receivable, net.
Such increase was funded primarily by an increase of $1.9 million or 3.2% in savings accounts and a $3.2 million or 52.5% decrease in cash and cash equivalents. Stockholders' equity decreased $152,000 to $21.6 million or 24.3% of total assets at June 30, 1996 compared to $21.8 million at September 30, 1995. The decrease in stockholders' was due to the funding of the 1996 Management Recognition Plan for Officers and the 1996 Management Recognition Plan for Directors (together, the "Plans") and dividends of $295,000 paid during the nine month period ended June 30, 1996. The Plans were approved by the Corporation's stockholders on January 29, 1996. The reduction in stockholders' equity resulting from the funding of the Plans and the distribution of dividends was partially offset by net income of $838,000 during the nine months ended June 30, 1996.

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

         Under general accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any troubled debt restructurings as of June 30, 1996.


DELINQUENT LOANS

         The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at June 30, 1996. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                Percent of Corresponding
                                             Loans Delinquent For                   Loan Categories
                                     -----------------------------------    ----------------------------------

                                        30-89      90 Days                   30-89       90 Days
                                        Days       and Over      Total       Days       and Over      Total
                                     ---------    ----------    -------     -------    ----------    ---------
                                            (Dollars in Thousands)
 One- to four-family residential       $2,228       $1,012      $3,240       3.68%        1.67%       5.35%

 Multi-family and non-
  residential real estate                  --           --          --         --           --          --

 Construction and land                    381          119         500       6.40         2.00        8.40

 Consumer                                  --           --          --         --           --          --
                                        -----        -----       -----


   Total delinquent loans              $2,609       $1,131      $3,740
                                        =====        =====       =====

         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                            June 30,                        September 30,
                                            ------------------------------------------    ------------------
                                                  1996                   1995                    1995
                                            ---------------------   ------------------    ------------------
                                                                 (Dollars in Thousands)
 Non-accruing loans:

   One- to four-family
      residential (1)                              $1,012                 $  738                  $  911

    Multi-family and non-
      residential real estate                          --                     57                      --

    Construction and land                             119                    334                     334

    Consumer                                           --                     --                      --

 Accruing consumer loans
  greater than 90 days
  delinquent:                                          --                      1                      --
                                                    -----                  -----                   -----

    Total non-performing loans                      1,131                  1,130                   1,245
                                                    -----                  -----                   -----
 Real estate acquired through
   foreclosure                                         --                     --                      --
                                                    -----                  -----                   -----

    Total non-performing assets                    $1,131                 $1,130                  $1,245
                                                    =====                  =====                   =====

    Total non-performing
      assets as a percentage of
      total net loans                                1.49%                  1.64%                   1.75%
                                                     ====                   ====                    ====
    Total non-performing
      assets as a percentage of
      total assets                                   1.27%                  1.30%                   1.44%
                                                     ====                   ====                    ====

- ---------------------------

(1)      Includes second mortgage loans.


         The $1.1 million of nonaccruing loans at June 30, 1996 consisted of 37 loans with an average balance of approximately $31,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the nine month period ended June 30, 1996 would have been approximately $70,000. Substantially all of the loans are extended to separate borrowers.

CLASSIFIED ASSETS

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At June 30, 1996, the Bank had $1.1 million of classified loans, all of which were classified as substandard.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                          Nine Months Ended                   Year Ended
                                                               June 30,                      September 30,
                                                   ---------------------------------       -----------------
                                                      1996                 1995                  1995
                                                   ----------------   --------------       -----------------
                                                                   (Dollars in Thousands)
 Average loans receivable, net                        $72,504              $66,494                $67,248
                                                       ======               ======                 ======

 Allowance for loan losses
    Balance at beginning of period                    $   239              $   233                $   233

    Net (charge-offs) recoveries                            1                  (18)                   (19)

    Provision for loan losses                              78                   18                     25
                                                       ------               ------                 ------
    Balance at end of period                          $   318              $   233                $   239
                                                       ======               ======                 ======

    Net loans (charged-off)
      recovered to average loans                           --                (0.03)%                (0.03)%
                                                        =====               ======                  ======
    Allowance for loan losses to
      total non-performing loans                         0.42%                0.34%                 19.20%
                                                        =====                =====                  =====

    Allowance for loan losses to
      total loans                                       28.12%               20.62%                  0.34%
                                                        =====                =====                  =====

    Net loans (charged-off)
      recovered to allowance for
      loan losses                                          --                (7.73)%                (7.95)%
                                                        =====               ======                  ======

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                     June 30, 1996
                                                    ----------------------------------------------------
                                                                             Percent of Loans in Each
                                                           Amount            Category to Total Loans
                                                    ---------------------  -----------------------------
                                                                (Dollars in Thousands)
   One- to four-family residential                             $213                      77.11%

   Multi-family residential                                      75                      13.98

   Land and construction                                         20                       7.59

   Consumer loans                                                10                       1.33
                                                                ---                     ------

          Total                                                $318                     100.00%
                                                                ===                     ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         GENERAL. The Corporation reported net income of $284,000 during the three months ended June 30, 1996 compared to $223,000 during the three months ended June 30, 1995. The increase in net income during the three months ended June 30, 1996 compared to the period ended June 30, 1995 was due primarily to an increase in net interest income. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 132.6% for the 1996 period compared to 119.6% for the 1995 period. In addition, the Bank's interest rate spread increased to 2.90% for the 1996 period compared to 2.73% for the 1995 period. The increase in the ratio of interest-earning assets to interest-bearing liabilities was primarily due to the investment of net proceeds from the Conversion.

         INTEREST INCOME. Interest income increased $185,000 or 11.7% to $1.8 million for the three months ended June 30, 1996 compared to the same period in 1995. The increase during the 1996 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth as well as the investment of Conversion proceeds in investment and mortgage-backed securities and other interest-earning assets.

         INTEREST EXPENSE. Interest expense decreased $16,000 or 1.8% to $857,000 for the three months ended June 30, 1996 compared to the same period in 1995. Such decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities and, in particular, savings deposits. Such increase in interest expense was partially offset by a decrease in interest expense resulting from a decrease in the average balance of FHLB advances. A portion of such advances was repaid with net proceeds from the Conversion.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $12,000 and $6,000 for the three months ended June 30, 1996 and 1995, respectively.

         OTHER INCOME. Other income decreased $22,000 or 20.2% during the three months ended June 30, 1996 compared to the same period in 1995 due primarily to a $25,000 decrease in fees and charges relating to loans. The decrease in fees and charges was due primarily to decreased loan origination activity during the three months ended June 30, 1996.

         OTHER EXPENSES. Operating expenses increased $126,000 or 28.1% for the three months ended June 30, 1996 compared to the same period in 1995. Such increase was primarily due to an increase of $97,000 or 42.9% in salaries and employee benefits and an increase of $28,000 or 27.5% in other miscellaneous operating expenses. The increase in salaries and employee benefits was due to normal merit increases and expenses of the Employee Stock Ownership Plan adopted in connection with the Conversion. The increase in miscellaneous other expenses was primarily due to increased costs associated with the Corporation as a public company (i.e., professional fees and reporting and annual meeting fees).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

         GENERAL. The Corporation reported net income of $838,000 for the nine months ended June 30, 1996 compared to $630,000 during the nine months ended June 30, 1995. Such increase in net income was due primarily to an increase in net interest income as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities to 133.4% for the fiscal 1996 period compared to 112.6% for the fiscal 1995 period. This increase more than offset the decrease in the interest rate spread to 2.81% for the nine months ended June 30, 1996 from 3.19% for the comparable period in fiscal 1995. The increase in the ratio of interest-earning assets to interest-bearing liabilities was primarily due to the investment of net proceeds from the Conversion. The decrease in the interest rate spread was primarily due to an increase in the rate paid on the Corporation's time deposits.

         INTEREST INCOME. Interest income increased $914,000 or 20.9% to $5.3 million for the nine months ended June 30, 1996 compared to the same period in fiscal 1995. The increase during the fiscal 1996 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth as well as the investment of Conversion proceeds in investment and mortgage-backed securities and other interest-earning assets. The increase in the average yield was primarily due to an increase in the average yield earned on loans to 8.68% during the fiscal 1996 period compared to 8.28% during the fiscal 1995 period. The increase in the average yield reflects the upward repricing of certain of the Corporation's adjustable-rate mortgage loans.

         INTEREST EXPENSE. Interest expense increased $275,000 or 11.8% to $2.6 million for the nine months ended June 30, 1996 compared to $2.3 million for the nine months ended June 30, 1995. Such increase was primarily due to an increase in the average outstanding balance of and rate paid on the Corporation's time deposits. Such increases reflect the shift in deposits from passbook accounts to higher rate certificate of deposit accounts. Such increase in interest expense was partially offset by a decrease in interest expense resulting from a decrease in the average balance of FHLB advances. A portion of such advances was repaid with net proceeds from the Conversion.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $78,000 and $18,000 for the nine months ended June 30, 1996 and 1995, respectively. The increase in the provision for losses on loans reflects management's desire to increase the allowance for loan losses to a level which is consistent with industry norms.

         OTHER INCOME. Other income increased $21,000 or 8.4% during the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995 due to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $343,000 or 26.0% to $1.7 million for the nine months ended June 30, 1996 compared to the same period in fiscal 1995. Such increase was primarily due to an increase of $177,000 or 27.0% in salaries and employee benefits and an increase of $150,000 or 48.2% in other miscellaneous operating expenses. The increase in salaries and employee benefits was due to normal merit increases and expenses of the Employee Stock Ownership Plan adopted in connection with the Conversion. The increase in miscellaneous other expenses was primarily due to increased costs associated with the Corporation as a public company (i.e., professional fees and reporting and annual meeting fees).

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At June 30, 1996, the Bank had $4.5 million of outstanding advances from the FHLB of Cincinnati.

         As of June 30, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 19.5%, 19.5% and 30.8%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FORT THOMAS FINANCIAL CORPORATION



Date: August 9, 1996                  By: /s/Larry N. Hatfield
                                          -------------------------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer



Date: August 9, 1996                  By: /s/J. Michael Lonnemann
                                          -------------------------------------
                                         J. Michael Lonnemann
                                         Vice President, Secretary and Principal
                                          Financial Officer