Form 10-K405
period 1996-09-30
FORT THOMAS FINANCIAL CORP
filed 1997-01-14
CIK 940711

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/ /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                                       OR


/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.:  0-26242
                                               --------

                          Fort Thomas Financial Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                            61-1278396
             -------------------------             -------------------------
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)          Identification Number)

            25 North Fort Thomas Avenue
                Fort Thomas, Kentucky                        41075
          ------------------------------            -----------------------
                     (Address)                            (Zip Code)

Registrant's telephone number, including area code: (606) 441-3302

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /


As of December 20, 1996, the aggregate value of the 1,459,106 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 87,119 shares held by all directors and officers of the Registrant as a group, was approximately $21.3 million. This figure is based on the last sales price of $14.625 per share of the Registrant's Common Stock on December 20, 1996.

Number of shares of Common Stock outstanding as of December 23, 1996: 1,546,225

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS


GENERAL

FORT THOMAS FINANCIAL CORPORATION

     Fort Thomas Financial Corporation (the "Company") is an Ohio corporation organized in March 1995 by Fort Thomas Savings Bank, F.S.B. (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the Bank's conversion to stock form (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.
At the present time, the Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

     The Company's executive office is located at the home office of the Bank at 25 North Fort Thomas Avenue, Fort Thomas, Kentucky 41075, and its telephone number is (606) 441-3302.

FORT THOMAS SAVINGS BANK, F.S.B.

     The Bank is a federally chartered stock savings bank which conducts business through two full service offices located in Campbell County, Kentucky. The Bank was originally chartered under Kentucky law in 1910 as a building and loan association and, as of September 29, 1994, converted itself into a federally chartered mutual savings and loan association known as "Fort Thomas Federal Savings and Loan Association." In connection with the Conversion, the Bank became known as "Fort Thomas Savings Bank, F.S.B." At September 30, 1996, the Bank had $88.0 million of total assets, $72.1 million of total liabilities and $15.9 million of stockholders' equity.

     The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to originate loans secured by first liens on single-family (one-to-four units) residential properties and to a significantly lesser extent, multi-family (over four units) residential properties, construction loans on primarily residential properties and consumer loans. To a limited extent, the Bank also invests in securities issued by the United States ("U.S.") Government and agencies thereof. The Bank derives its income principally from interest earned on loans and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank's primary expenses are interest expense on deposits and general operating expenses. Funds for activities are provided primarily by deposits, borrowing, amortization and prepayments of outstanding loans and other sources. During fiscal 1996 the Bank's net income amounted to $517,000.

     The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits. The Bank also is subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 banks which comprise the FHLB System.

     The Bank's executive offices are located at 25 North Fort Thomas Avenue, Fort Thomas, Kentucky 41075, and its telephone number is (606) 441-3302.

LENDING ACTIVITIES

     GENERAL. At September 30, 1996, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $80.9 million or 91.9% of the Bank's $88.0 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. At September 30, 1996, $62.6 million or 77.4% of the Bank's total loan portfolio consisted of one-to-four family residential loans, including second mortgage loans. To a much lesser extent, the Bank also originates multi-family residential loans, land and construction loans and consumer loans. At September 30, 1996, such loan categories amounted to $11.1 million, $6.0 million and $1.1 million, respectively, or 13.8%, 7.4% and 1.4% of the total loan portfolio, respectively. The Bank does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                               September 30,
                                    ----------------------------------------------------------------
                                             1996                   1995                   1994
                                    ---------------------   -------------------   -----------------
                                      Amount     Percent     Amount     Percent    Amount    Percent
                                    ---------   --------    --------    -------   ---------  -------
                                                           (Dollars in Thousands)
 Real estate loans:
   One-to-four family residential    $62,632     77.41%     $57,775      77.81%   $52,541    78.18%
   Multi-family residential           11,138     13.77        7,915      10.67      8,281    12.32
  Land and construction:
    Residential                        5,737      7.09        7,140       9.62      4,615     6.87
   Commercial                            255      0.32          255       0.34        525     0.78
                                     -------     -----      -------      -----     ------   ------
       Total real estate loans        79,762     98.58       73,085      98.44     65,962    98.16
                                      ------     -----       ------      -----     ------   ------

 Consumer:
   Savings account                       632      0.78          651       0.88        859     1.28
   Other                                 516      0.64          503       0.68        379     0.56
                                     -------     -----      -------      -----     ------   ------
       Total consumer loans            1,148      1.42        1,154       1.56      1,238     1.84
                                     -------      ----      -------     ------     ------   ------
        Total loans                   80,910    100.00%      74,217     100.00%    67,201   100.00%
                                      ------    ======      -------     =======    -------  ======

 Less:
   Loans in process                    1,884                  2,191                 1,790
   Unearned discounts                     --                     --                    --
   Deferred loan fees                    673                    631                   592
   Allowance for loan losses             366                    239                   233
                                     -------                -------                ------
       Loans receivable, net         $77,987                $71,156               $64,585
                                      ======                 ======                ======

     CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loans at September 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a repricing basis rather than on a contractual basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                                            Real Estate Loans
                                   --------------------------------------
                                   One-to-four     Multi-    Land and       Consumer
                                    family(1)      family    Construction     loans      Total
                                   ----------      ------    ------------   --------   ---------
                                                        (In Thousands)
 Amounts due in:
   One year or less                 $36,755        $6,616      $5,992       $  897      $50,260
   After one year through
      three years                     9,872         1,658         --           89        11,619
   After three years through
      five years                      2,045            12         --           72         2,129
   After five years through
      ten years                       3,145           524         --           77         3,746
   After ten years through
      fifteen years                  10,633         2,328         --           13        12,974
   Over fifteen years                   182          --           --           --           182
                                     ------       -------      ------       ------      ------
     Total                          $62,632       $11,138      $5,992       $1,148      $80,910
                                    =======       =======      ======       ======      ======
 Interest rate terms
 on amounts due after one year:
   Fixed                            $16,262        $2,936      $   --       $  251      $19,449
   Adjustable                         9,615         1,586          --           --       11,201
                                     ------         -----       -----        -----       ------
     Total                          $25,877        $4,522      $   --       $  251      $30,650
                                    =======        ======      ======       ======      =======

______________________________

(1)  Includes second mortgages on one-to-four family residential loans.


     ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including builders, existing customers, and walk-in customers. Property valuations are always performed by independent outside appraisers approved by the Bank's Board of Directors. Hazard insurance is required on all security property. The entire Board of Directors meets on a weekly basis to approve all new loans.

     Historically, the Bank has not been an active purchaser of loans. The Bank did not purchase any loans during fiscal 1996, 1995 or 1994. Although the Bank emphasizes the origination of ARMs, the Bank also offers fixed rate loans with terms up to 15 years. The Bank does not originate 30 year fixed rate loans. With the exception of certain loans sold in 1993 which have an aggregate outstanding principal balance at September 30, 1996 of $510,000, all fixed rate loans sold by the Bank have been sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower. Loans are sold by the Bank primarily to the Federal Home Loan Mortgage Corporation ("FHLMC").

Loans are sold to the FHLMC pursuant to forward sales commitments and, therefore, an increase or decrease in interest rates after loan origination and prior to sale does not adversely affect the Bank's income at the time of sale. The Bank sold $2.2 million of fixed-rate loans during fiscal 1994 but did not sell any loans during fiscal 1995 or fiscal 1996.

     The following table shows origination and sale activity of the Bank with respect to its loans during the periods indicated. The Bank has not purchased any loans during the periods reported.


                                                  Year Ended September 30,
                                             -------------------------------
                                               1996       1995         1994
                                             -------    ------        ------
                                                         (In Thousands)
 Real estate loan  originations:
   One-to-four family  residential           $14,668    $14,711       $17,114

   Multi-family residential                    3,679        889         3,533
   Land and construction:
     Residential                               4,242      5,193            --
     Commercial                                  824         --         4,063
                                              ------    -------        ------
       Total real estate loan originations    23,413     20,793        24,710
                                              ------     ------        ------
 Total consumer loan  originations               343        345            83
                                              ------     ------        ------
        Total loan  originations              23,756     21,138        24,793
                                              ------     ------        ------
 Less:
   Principal loan repayments                  16,588     13,699        19,515
   Sales of whole loans                           --         --         2,206
   Transferred to other real estate owned         --         --            69
      Loans in process                          (307)       401          (171)
   Other, net(1)                                 644         32           174
                                               ------      -----        ------
   Net increase (decrease)                   $ 6,831     $7,006       $ 3,000
                                              ======      =====        ======

______________________

(1) Includes changes related to amortization of deferred loan fees, the allowance for loan losses and other miscellaneous adjustments.

     LOANS-TO-ONE BORROWER. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Bank's limit on loans-to-one borrower was approximately $2.4 million and at such time, its two largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, consisted of 12 loans to one borrower aggregating $1.1 million all of which are secured by single-family residential properties and 16 loans totaling $1.0 million to a second borrower secured by one-to-four-family dwellings. All of such loans were performing at September 30, 1996 in accordance with their terms.

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1996, $62.6 million or 77.4% of the Bank's total loan portfolio consisted of one-to-four family residential real estate loans. The Bank originated $14.7 million, $14.7 million and $17.1 million of one-to-four family residential loans in fiscal 1996, 1995 and 1994, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $62.6 million of such loans at September 30, 1996, $45.6 million or 72.0% had adjustable-rates of interest and $17.0 million or 28.0% had fixed-rates of interest.

     The Bank currently originates for its portfolio one-to-four family residential mortgage loans which typically provide for an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin. Such loans are typically based on a 25 or 30-year amortization schedule. The Bank does not offer "teaser" rates, and the amount of any increase or decrease in the interest rate after the initial one year period is presently limited to 1% per year, with a limit of 5% over the life of the loan. The Bank also originates residential mortgage loans with an interest rate which is fixed for three years and adjusts every year after the initial three-year period. The amount of any increase or decrease in the interest rate after the initial three-year period is presently limited to 2% per year, with a limit of 5% over the life of the loan. The Bank's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties. The Bank underwrites its adjustable rate loans on the basis of the borrowers ability to pay at the initial rate or at the rate after the first adjustment.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

     The Bank's fixed rate loans are originated primarily with terms of 15 years and the Bank does not originate fixed rate loans with a term exceeding 20 years. The Bank also offers, but does not emphasize, second mortgage loans with fixed rates of interest and terms of one to 15 years. The Bank does not require that it hold the first mortgage on the secured property, however, the balance on all mortgages on the secured property generally cannot exceed 80% of the value of the secured property. At September 30, 1996, second mortgage loans amounted to $4.7 million or 6.0% of the total loan portfolio.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. However, the Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. At September 30, 1996, the Bank had $4.4 million of loans with a loan-to-value ratio in excess of 80% of appraised value.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1996, $11.1 million or 13.8% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. The majority of the Bank's multi-family residential loans are secured by apartment buildings. All of the Bank's multi-family real estate loans are secured by property located in the Bank's primary market area.

     Multi-family loans are made on terms up to 25 years. Although the Bank will originate these loans with fixed interest rates, the majority of these loans have interest rates which adjust in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year). Loan to value ratios on the Bank's multi-family real estate loans are currently limited to 75%. It is also the Bank's general policy to obtain corporate or personal guarantees, as applicable, supported by financial statements, on its multi-family residential real estate loans from the principals of the borrower.

     Multi-family real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At September 30, 1996, the Bank had $56,000 of nonperforming multi-family real estate loans. See "- Asset Quality."

     LAND AND CONSTRUCTION LENDING. The Bank also originates residential land and construction loans, although the Bank has originated multi-family construction and land acquisition and development loans to a limited degree. Land and construction loans are classified as either residential or multi-family at the time of origination, depending on the nature of the property securing the loan. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1996, land and construction loans amounted to $6.0 million or 7.4% of the Bank's total loan portfolio, of which $5.7 million consisted of residential construction loans and $255,000 consisted of multi-family construction loans. The Bank's residential and multi-family construction loans generally have fixed interest rates for a term of one year, with payments being made monthly on an interest-only basis. Construction loans are made with a maximum loan to value ratio of 80%.

     With limited exceptions, the Bank's construction loans are made to individual homeowners and a limited number of local real estate builders and developers for the purpose of constructing primarily one-to-four family residential homes. Upon application, credit review and analysis of personal and corporate financial statements, the Bank will make loans to local builders. These loans may be used for the purpose of construction of speculative (or unsold) residential properties. Once approved for a construction loan, draws are granted on a percentage of completion basis. The Bank also inspects construction projects as draws are requested.

     Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor.
In addition, speculative construction loans to a builder involve projects which are not pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

     The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At September 30, 1996, the Bank had $90,000 of nonperforming land and construction loans. See "- Asset Quality."

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include deposit account secured loans and unsecured loans. Consumer loans amounted to $1.1 million or 1.4% of the total loan portfolio at September 30, 1996, $632,000 of which consisted of loans secured by deposit accounts. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

     LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB No. 91, the Bank recognized approximately $202,000 during fiscal 1996 in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

ASSET QUALITY

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

     The Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any troubled debt restructurings as of September 30, 1996.

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1996 in dollar amounts and as a percentage of each category of the Bank's loan portfolio at such date. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                              One-to-Four Family                        Land and
                                 Residential         Multi-Family     Construction    Consumer           Total
                              ------------------    --------------   ------------   ------------      ------------

                               Amount       %       Amount     %     Amount    %    Amount     %      Amount    %
                              --------    ------    ------   ----    ------- ----   ------- ------    ------  ----
                                                            (Dollars in Thousands)
 Loans delinquent for:
   30 - 89 days               $2,235      3.57%      $586    5.26%    $391   6.53%   $ 98    8.54%   $3,310   4.09%
   90 days and over              917      1.46         56    0.50       90   1.50     117   10.19     1,180   1.46
                               -----                  ---              ---            ---             -----
     Total delinquent loans   $3,152                 $642             $481           $215            $4,490
                               =====                  ===              ===           ===              =====

     At September 30, 1996, the Bank's delinquent loans totalled $4.5 million or 5.1% of total assets and 5.8% of loans receivable, net, due primarily to the level of delinquent one-to-four family loans. Delinquent one-to-four family loans amounted to $3.2 million or 71.1% of total delinquent loans at such date. Due to property values in the Bank's market area, the stability of the local economy and the lack of material charge-offs on such loans, the Bank monitored such loans in the ordinary course of business but did not devote any additional time or hire any additional personnel to address this issue. However, in the spring of 1993, the Bank hired an individual to monitor and pursue loan repayments on delinquent loans.

     The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                September 30,
                                        ----------------------------
                                          1996       1995      1994
                                        -------   -------    -------
                                           (Dollars in Thousands)
 Nonaccruing loans:
   One-to-four family residential       $  917     $  911     $1,150
   Multi-family residential                 56         --         57
   Land and construction                    90        334        211
   Consumer                                 --         --         --
 Accruing consumer loans 90 days or
  more delinquent:                         117         --         --
                                         -----      -----      -----
     Total nonperforming loans           1,180      1,245      1,418
                                         -----      -----      -----

   Real estate acquired through
    foreclosure                             --         --         --
                                         -----      -----      -----

 Total nonperforming assets             $1,180     $1,245     $1,418
                                         =====      =====      =====

 Total nonperforming loans as a
  percentage of total net loans           1.51%      1.75%      2.20%
                                          ====       ====       ====

 Total nonperforming assets as a
   percentage of total assets             1.34%      1.44%      2.01%
                                          ====       ====       ====

     The $917,000 of nonaccruing one-to-four family residential loans at September 30, 1996 consisted of 25 loans secured by one-to-four family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $90,000 and the average loan balance was approximately $37,000. Substantially all of such loans are extended to separate borrowers.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1996, the Bank had $1.7 million of classified assets, $1.7 million of which were classified substandard and $20,000 of which were classified loss.

     ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. The allowance is increased by provisions for loan losses which are charged against income.

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

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                             Year Ended September 30,
                                            -------------------------
                                             1996     1995      1994
                                            ------   ------     -----

        Average loans receivable, net      $73,875  $67,248   $61,252
                                            ======   ======    ======
        Allowance for possible loan
        losses,                            $   239  $   233    $  115
          beginning of year
        Charge-offs(1)                          --      (19)      (23)
        Recoveries(1)                            1       --         6
        Provision for loan losses              126       25       135
                                            ------   ------     -----
        Allowance for loan losses, end of
          period                           $   366   $  239    $  233
                                            ======    =====     =====

        Net loans (charged-off) recovered
         to average loans, net                  --%    (.03)%    (.03)%
                                            ======   ======      ====

        Allowance for loan losses to total
         loans                                 .45%     .32%      .35%
                                            ======    =====    ======

        Allowance for loan losses to total
          nonperforming loans                31.02%   19.20%    16.43%
                                             =====    =====     =====

        Net loans (charged-off) recovered
         to allowance for loan losses         0.27%   (7.95)%   (7.30)%
                                             =====     ====    ======


____________________

(1) With the exception of $2,000 of unsecured consumer loans charged-off during fiscal 1994, all charge-offs and recoveries relate to single-family loans.

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                         September 30,
                            ------------------------------------------------------------------------
                                      1996                    1995                     1994
                            -----------------------  ---------------------    ----------------------
                                         % of Loans             % of Loans              % of Loans
                                          in Each                in Each                  in Each
                                        Category to            Category to              Category to
                              Amount    Total Loans   Amount   Total Loans    Amount    Total Loans
                            ---------   -----------  --------  -----------    -------   ------------
                                                     (Dollars in Thousands)
 One-to-four family         $226          78.5%    $154          64.4%        $173           78.2%
 residential
 Multi-family real estate     80          14.0       50          21.0           50           12.3
 Land and construction        25           7.2       25          10.5           --            7.7
 Consumer                     35           0.3       10           4.1           10            1.8
                             ---         -----      ---         -----         ----        -------
     Total                  $366         100.0%    $239         100.0%        $233          100.0%
                             ===         =====      ===         =====          ===          =====

     INVESTMENT SECURITIES. The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Bank's investment policy is currently implemented by Larry
N. Hatfield, the Bank's President and reviewed and evaluated by the Board of Directors.

     The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

     The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                           September 30,
                      -------------------------------------------------------
                             1996               1995               1994
                      -----------------   ----------------   ----------------
                      Carrying   Market   Carrying  Market   Carrying  Market
                        Value     Value    Value     Value    Value     Value
                      --------   ------   --------  ------   --------  ------

 U.S. Government and
   agency securities  $4,003   $3,980    $5,001   $5,000    $1,996   $1,957
 Mortgage-backed
   securities            818      816       972      971        --       --
 FHLB stock              700      700       651      651       601      610
                       -----    -----     -----    -----     -----    -----
   Total              $5,521   $5,497    $6,624   $6,622    $2,597   $2,567
                       =====    =====     =====    =====     =====    =====

     Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at September 30, 1996 is presented below. The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

                                          At September 30, 1996
                          ----------------------------------------------------
                                                   After Five
                          One Year   After One to      to       Over 10
                           of Less    Five Years    10 Years     Years   Total
                          --------   ------------   ---------   -------  -----
                                          (Dollars in Thousands)

 U.S. Government and
   agency securities,
   excluding FHLB stock   $2,002        $2,002         $ --    $  --  $4,003
                           -----         -----          ---     ----   -----
 Mortgage-backed
   securities                 --           818           --       --     818
                           -----         -----         ----     ----   -----
     Total                $2,002        $2,820        $  --    $  --  $4,821
                           =====         =====         ====     ====   =====
 Weighted average
   yield                    6.01%         6.19%          --%      --%   6.11%

     The Company generally holds its investments to maturity. The Bank acquires investment securities with the intent and has the ability to hold such investment securities to maturity. Investment securities are carried at cost (as adjusted for amortization of premiums and discounts) because it is management's intention to hold them to maturity. The Bank to date has not engaged and does not intend to engage in the immediate future in trading investment securities. As of September 30, 1996, the Company had $494,000 of investment securities classified as available for sale and $816,000 of mortgage-backed securities classified as available for sale. The Company had aggregate net unrealized losses of approximately $7,000 as of September 30, 1996 with respect to its investment and mortgage-backed securities classified as available for sale. At September 30, 1996, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, prepayments and advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSITS. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The Bank considers its primary market area to be Campbell County, Kentucky. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Kentucky at September 30, 1996.

     The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

     The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                              September 30,
                         -----------------------------------------------------
                               1996              1995               1994
                         ----------------  ----------------   ----------------
                         Amount   Percent  Amount   Percent   Amount   Percent
                         ------   -------  -------  -------   ------   -------
                                         (Dollars in Thousands)

 Passbook and statement
   savings accounts     $ 8,393  13.17%   $ 7,859  13.10%    $11,344   20.58%
 Money market accounts    2,691   4.22      3,002   5.00       5,100    9.25
 Certificates of
 deposit                 49,647  77.90     46,682  77.81      35,956   65.22
 NOW and Super NOW
   accounts               3,000   4.71      2,455   4.09       2,727    4.95
                         ------ ------     ------  -----      ------   -----
     Total deposits at
 end of period          $63,731 100.00%   $59,998 100.00%    $55,127  100.00%
                         ====== ======     ====== ======      ======  ======

     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                Year Ended September 30,
                                -------------------------
                                1996      1995       1994
                                -----    ------      ----
                                     (In Thousands)
 Increase (decrease) before
  interest credited           $1,291    $2,585   $(2,542)
 Interest credited             2,442     2,286     1,628
                               -----     -----    ------
 Net savings increase
 (decrease)                   $3,733    $4,871   $  (914)
                               =====     =====    ======

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1996 by time remaining to maturity.


                                               Amounts in
                                                Thousands
                                               ----------

 Three months or less                           $1,186
 Over three months through six months              409
 Over six months through 12 months               1,533
 Over 12 months                                  2,977
                                                 -----
       Total                                    $6,104
                                                 =====

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1996 and 1995, and the amounts at September 30, 1996 which mature during the periods indicated.

                                              Amounts at September 30, 1996
                   December 31,                      Maturing Within
                   -------------     -----------------------------------------------
 Certificates of
     Deposit       1996     1995     One Year   Two Years   Three Years   Thereafter
 ----------------  ----     ----     --------   ---------   -----------   ----------
                                            (In Thousands)
 4.0% or less      $    55  $    --   $    55   $      --    $    --       $   --
 4.01% to 6.0%      25,816   15,262    18,439       5,730        687          960
 6.01% to 8.0%      23,776   31,420    10,303       7,995      2,765        2,714
 8.01% to 10.0%         --       --        --          --         --           --
                   -------   ------   -------     -------     ------       ------
 Total
 certificate
   accounts        $49,647  $46,682   $28,797     $13,725     $3,452       $3,674
                    ======   ======    ======      ======     ======       ======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                      September 30,
                                ---------------------------------------------------------
                                       1996                1995                1994
                                ------------------  ------------------  -----------------
                                          Average              Average            Average
                                Average     Rate     Average     Rate    Average    Rate
                                Balance     Paid     Balance     Paid    Balance    Paid
                                --------  -------   --------   -------  --------  -------
 Passbook and statement
   savings accounts            $ 8,074      2.78%   $ 8,938      2.78% $12,207      2.78%
 Money market accounts           2,797      2.74      3,737      2.74    5,939      2.74
 Certificates of deposit        48,096      6.11     42,205      5.43   34,333      4.77
 NOW and Super NOW   accounts    2,521      2.16      2,409      2.21    2,681      2.21
 Noninterest-bearing deposits      157        --        136        --       86        --
                                ------     -----     ------     -----   ------     -----
     Total deposits            $61,644      5.35%   $57,425      4.69% $55,246      3.98%
                                ======     =====     ======      ====   ======      ====


     BORROWING. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1996, the Bank had $4.5 million of advances from the FHLB of Cincinnati and the Company had a short-term note with a local bank for $2.3 million.

     The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

                                         At or for the Year Ended September 30,
                                         --------------------------------------
                                              1996          1995        1994
                                         -----------     ---------   ----------
                                                 (Dollars in Thousands)
 FHLB advances:
   Average balance outstanding . . . .       $3,926        $7,650     $6,150
   Maximum amount outstanding at any
     month-end during the period . . .       $4,504        $9,526     $7,587
   Balance outstanding at end of
      period   . . . . . . . . . . . .       $4,454        $3,651     $7,587
   Weighted average interest rate
     during the period . . . . . . . .         5.46%         5.74%      5.93%
   Weighted average interest rate at
     end of period . . . . . . . . . .         5.51%         5.42%      5.82%

                                         At or for the Year Ended September 30,
                                         --------------------------------------
                                              1996          1995        1994
                                         -----------     ----------   ---------
                                                 (Dollars in Thousands)
 Other borrowings:
   Average balance outstanding . . . .      $   265       $    --    $    --
   Maximum amount outstanding at any
     month-end during the period . . .       $2,300       $    --    $    --
   Balance outstanding at end of period
                                             $2,300       $    --    $    --
   Weighted average interest rate
     during the period . . . . . . . .         8.25%           --%        --%
   Weighted average interest rate at
     end of period . . . . . . . . . .         8.25%           --%        --%


EMPLOYEES

     The Bank had 17 full-time employees and three part-time employees at September 30, 1996. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

     The Bank had no subsidiaries as of September 30, 1996.

COMPETITION

     The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in northern Kentucky, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.


                                   REGULATION

     SET FORTH BELOW IS A BRIEF DESCRIPTION OF THOSE LAWS AND REGULATIONS WHICH, TOGETHER WITH THE DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, ARE DEEMED MATERIAL TO AN INVESTOR'S UNDERSTANDING OF THE EXTENT TO WHICH THE COMPANY AND THE BANK ARE REGULATED. THE DESCRIPTION OF THE LAWS AND REGULATIONS HEREUNDER AND ELSEWHERE HEREIN DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS.

THE COMPANY

     GENERAL. The Company, as a savings and loan holding company within the meaning of the HOLA, has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. Such financial institution holding companies are the only such companies which may engage in any commercial, securities and insurance activities. However, Congressional legislative proposals, which have been introduced and are under consideration, would either limit unitary savings and loan holding companies to the same activity limits as are imposed on other financial institution holding companies or would permit certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. The Company cannot predict if, and in what form, these proposals might become law. However, the broad latitude to engage in activities under current law is restricted if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution. If this is the case, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "- The Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."


     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all affiliate transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or
                                      -21-
similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.


     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of savings institutions and their holding companies. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit.
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Bank was in compliance with the above restrictions.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE BANK

     GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over all savings institutions and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. Other actions or inactions may provide the basis for an enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

     INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ration of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC substantially reduced the average deposit insurance premium paid by commercial banks to a level significantly below the average premium paid by savings institutions.

     The underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, The Omnibus Appropriations Act was signed into law.

The legislation authorized a one-time charge on SAIF insured deposits at a rate of 65.7 basis points per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $375,000 ($248,000 net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. The BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time special assessment had a significant impact on the fiscal 1996 earnings, the resulting lower annual premiums will benefit future earnings.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

     At September 30, 1996, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 19.04%, 19.04% and 29.90%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of September 30, 1996.

                              Tangible      Core          Risk-Based
                             Capital       Capital        Capital(1)
                             -------       --------       ----------
                                      (Dollars in Thousands)

 Regulatory capital          $16,308       $16,308        $16,639
 Minimum required
    regulatory capital(2)      1,285         2,569          4,451
                              ------        ------         ------

 Excess regulatory capital   $15,023       $13,739        $12,188
                              ======        ======         ======
 Regulatory capital as a
    percentage                 19.04%        19.04%         29.90%

 Minimum capital required
    as a percentage(2)          1.50          3.00           8.00
                               -----         -----          -----

 Regulatory capital as a
    percentage in excess
 of requirements               17.54%        16.04%         21.90%
                               =====         =====          =====

     LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings
flows of all savings institutions.   At the present time, the required minimum
liquid asset ratio is 5%. At September 30, 1996, the Bank's liquidity ratio was 7.78%.

     CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on September 30, 1996, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. At September 30, 1996, the Bank was a Tier 1 institution for purposes of this regulation. See "- Regulatory Capital Requirements."

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

     BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.
Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

     QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Cincinnati; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of the Bank were approximately 92.0% of its portfolio assets.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1996, the Bank had $4.5 million of FHLB advances.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Bank had $700,000 in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1995, no reserves were required to be maintained on the first $4.2 million of transaction accounts, reserves of 3% were required to be maintained against the next $54.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


                                    TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and the Bank.

     FISCAL YEAR. The Company and the Bank file a federal income tax return on the basis of a fiscal year ending on September 30.

     BAD DEBT RESERVES. Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, historically were permitted to establish a reserve for bad debts and to make annual additions to the reserve. Under new legislation passed in August 1996, the special bad debt deduction was repealed for thrift institutions. The legislation also requires thrifts to recapture, over a six-year period, bad debt reserves added since 1988. As the Bank has provided for a deferred tax liability for special bad debt deductions since 1988, the legislation is not expected to have a material effect on the results of its operations.

     DISTRIBUTIONS. If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1996, the Bank had no NOL carryforwards for federal income tax purposes.

     CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

     The Bank's federal income tax returns for the tax years ended September 30, 1992 forward are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

     The State of Kentucky imposes no income or franchise taxes on savings institutions. However, the Company (on an unconsolidated basis) must pay a Kentucky state income tax, as well as a tax on capital. The tax on income is 4.0% for the first $25,000 of taxable income, 5.0% for the next $25,000, 6.0% for the next $50,000, 7.0% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed.

     The Bank is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. government or certain of its agencies. During the year ended September 30, 1996, the amount of such expense for the Bank was $69,000.

     The Company is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1996 return, which is based on net worth as of December 31, 1996.

ITEM 2.  PROPERTIES.

     At September 30, 1996, the Bank conducted its business from its executive offices in Fort Thomas, Kentucky and one full service branch office, both of which are located in Campbell County, Kentucky.

     The following table sets forth certain information with respect to the Bank's office properties at September 30, 1995.

                                          Net Book        Assessed
                                          Value of         Value
                                        Premises and        for
                                        Fixed Assets,     Property   Amount of
  Description/Address  Leased/Owned          Net           Taxes     Deposits
---------------------  ------------     ------------     ---------   ---------
                                                   (In Thousands)

 Main Office
  (2 Buildings)
  Fort Thomas, KY          Owned               $ 270      $ 904     $44,743

 Branch Office
  Alexandria, KY           Owned                 373        347      18,988
                                                ----      -----      ------

               Totals                          $ 643     $1,251     $63,731
                                                ====      =====      ======

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.


     The information required herein is incorporated by reference from page 3 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

     The information required herein is incorporated by reference from pages 4 to 17 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 18 to 50 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 27, 1997 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 6 to 9 of the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required herein is incorporated by reference from pages 4 and 5 of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT


     (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statements of Financial Condition at September 30,
            1996 and 1995

          Consolidated Statements of Income for the years ended
            September 30, 1996, September 30, 1995 and September 30,
            1994

          Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1996, September 30, 1995 and September 30, 1994.

          Consolidated Statements of Cash Flows for the years ended
            September 30, 1996, September 30, 1995 and September 30, 1994. Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                  Exhibit Index
                                  -------------



                                                                         Page
                                                                         ----

2.1  Plan of Conversion                                                     *
3.1  Amended and Restated Articles of Incorporation of Fort Thomas
       Financial Corporation                                               **
3.2  Code of Regulations of  Fort Thomas Financial Corporation*
3.3  Bylaws of Fort Thomas Financial Corporation                            *
4.0  Stock Certificate of Fort Thomas Financial Corporation               ***
10.5 Employment Agreement between Fort Thomas Financial Corporation and
       Larry N. Hatfield                                                    *
10.6 Employment Agreement between Fort Thomas Financial Corporation and
       J. Michael Lonnemann                                                 *
13.0 1996 Annual Report to Stockholders                                  ****
22.0 Subsidiaries of the Registrant - Reference is made to "Item 1 Business - Subsidiaries" for the required information


-------------------------------

(*)   Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on March 7, 1995.

(**) Incorporated herein by reference from the Company's Registration Statement on Form 8-A filed with the SEC on June 14, 1995.

(***) Incorporated herein by reference from the Company's Form 10-K for fiscal 1995.

(****)Previously filed with the Company's Definitive Proxy Statement on January 3, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FORT THOMAS FINANCIAL CORPORATION



                         By:  /s/ Larry N. Hatfield
                              -------------------------------------
                              Larry N. Hatfield
                              President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Larry N. Hatfield                      December 27, 1996
 -----------------------------
 Larry N. Hatfield
 President and Chief
   Executive Officer


 /s/ Robert L. Grimm                        December 27, 1996
 -----------------------------
 Robert L. Grimm
 Chairman of the Board


 /s/ Harold A. Luersen                      December 27, 1996
 ----------------------------
 Harold A. Luersen
 Director

 /s/ Don J. Beckmeyer                       December 27, 1996
 ----------------------------
 Don J. Beckmeyer
 Director

 /s/ J. Steven McLane                       December 27, 1996
 ----------------------------
 J. Steven McLane
 Director

                                            December 27, 1996
 /s/ J. Michael Lonnemann
 ----------------------------
 J. Michael Lonnemann
 Vice President and Secretary
 (Principal accounting
 officer)