Form 10-Q
period 1996-12-31
FORT THOMAS FINANCIAL CORP
filed 1997-02-11
CIK 940711

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                        OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------     -----------

                         Commission File Number 0-26242

                      FORT THOMAS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Ohio                                 61-1278396
------------------------------------------------       ---------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                 organization)                         Identification Number)


   25 North Fort Thomas Avenue
     Fort Thomas, Kentucky                                     41075
------------------------------------------------       ---------------------
(Address of principal executive office)                      (Zip Code)

                                (606) 441-3302
               --------------------------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 1996, there were issued and outstanding 1,528,631 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I.          FINANCIAL INFORMATION
-------          ---------------------


Item 1.          Consolidated Financial Statements

                 Consolidated Statement of Financial Condition
                 (As of September 30, 1996 and December 31, 1996 (unaudited))                      1

                 Consolidated Statements of Income for the three months
                 ended December 31, 1996 (unaudited) and 1995 (unaudited).                         2

                 Consolidated Statements of Cash Flows for the three
                 months ended December 31, 1996 (unaudited) and 1995 (unaudited).                  3

                 Notes to Unaudited Consolidated Financial Statements                              4

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             5


PART II.         OTHER INFORMATION
--------         -----------------


Item 1.          Legal Proceedings                                                                13
Item 2.          Changes in Securities                                                            13
Item 3.          Defaults Upon Senior Securities                                                  13
Item 4.          Submission of Matters to a Vote of Security Holders                              13
Item 5.          Other Information                                                                14
Item 6.          Exhibits and Reports on Form 8-K                                                 14

SIGNATURES

                 FORT THOMAS FINANCIAL CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS EXCEPT SHARE DATA)





                            ASSETS                               DECEMBER 31,          SEPTEMBER 30,
                                                                    1996                   1996
                                                               --------------          -------------
ASSETS
  Cash and Due From Banks                                             1,157                 1,785
  Investment Securities
    Held to Maturity - at Amortized Cost                              3,505                 3,503
    Available for Sale - at Market Value                                993                   494
  Mortgage Backed Securities Available for Sale -
    At Market Value                                                     797                   816
  Loans Receivable, Net                                              81,225                77,987
  Office Properties and Equipment - at
    Depreciated Cost                                                    625                   643
  Real Estate Owned                                                       0                     0
  Federal Home Loan Bank Stock - at Cost                                712                   700
  Cash Surrender Value of Life Insurance                              1,080                 1,068
  Accrued Interest Receivable                                           686                   642
  Prepaid and Other Assets                                               47                   118
  Deferred Federal Income Tax Asset                                     282                   257
                                                               --------------          -------------
    TOTAL ASSETS                                                     91,109                88,013
                                                               ==============          =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Deposits                                                           65,080                63,731
  Borrowed Funds                                                      9,403                 6,754
  Advances from Borrowers for
    Taxes and Insurance                                                   4                   188
  Deferred Compensation                                                 406                   376
  Accrued Interest Payable                                               63                    60
  Accrued Federal Income Tax                                             22                    85
  Deferred Federal Income Tax                                             0                     0
  Other Liabilities                                                     435                   887
  Deferred Income                                                        11                    11
                                                               --------------          -------------
   TOTAL LIABILITIES                                                 75,424                72,092
                                                               --------------          -------------

STOCKHOLDERS' EQUITY

  Common Stock of $.01 Par Value; 4,000,000 Shares
    Authorized; 1,573,775 Shares Issued and 1,457,623
    and 1,489,096 Shares Outstanding, Respectively                       16                    16
  Additional Paid-In Capital                                          9,415                 9,387
  Unearned ESOP Shares                                                 (821)                 (847)
  MRP Trust                                                            (764)                 (793)
  Retained Earnings - Substantially Restricted                        8,328                 8,165
  Treasury Stock at Cost                                               (481)                    0
  Unrealized Gain (Loss) on Investment Security                          (8)                   (7)
                                                               --------------          -------------
   TOTAL STOCKHOLDERS' EQUITY                                        15,685                15,921
                                                               --------------          -------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                           91,109                88,013
                                                               ==============          =============

                 FORT THOMAS FINANCIAL CORPORATION & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                 3 MONTHS ENDED              3 MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                                      1996                        1995
                                                                  --------------              -------------
INTEREST INCOME
  Interest on Loans                                                      1,767                       1,589
  Interest on Investment Securities                                         65                          90
  Interest on Mortgage Backed Securities                                    10                          14
  Other Interest and Dividends                                              46                          98
                                                                  --------------              -------------
    Total Interest Income                                                1,888                       1,791
                                                                  --------------              -------------

INTEREST EXPENSE
  Deposits                                                                 848                         837
  Borrowed Funds                                                           116                          49
                                                                  --------------              -------------
    Total Interest Expense                                                 964                         886
                                                                  --------------              -------------

Net Interest Income                                                        924                         905

Allowance for Losses on Loans                                               12                           6
                                                                  --------------              -------------

    Net Interest Income After Allowance for
      Losses on Loans                                                      912                         899
                                                                  --------------              -------------

OTHER INCOME
  Fees and Charges                                                          23                          11
  Gain on sale of REO                                                        0                           0
  Other                                                                     26                          20
                                                                  --------------              -------------
    Total Other Income                                                      49                          31
                                                                  --------------              -------------

GENERAL AND ADMINISTRATIVE
  Salaries and Employee Benefits                                           304                         213
  Franchise and Other Taxes                                                 30                          15
  Federal Insurance Premium                                                 37                          33
  Expenses of Premises and Fixed Assets                                     44                          31
  Data Processing and Related Contract Services                             30                          25
  Other Operating Expense                                                  146                         131
                                                                  --------------              -------------
    Total General & Administrative Expenses                                591                         448
                                                                  --------------              -------------

    Income Before Income Tax                                               370                         482

    Federal Income Tax Expense                                             110                         156
                                                                  --------------              -------------

      NET INCOME                                                           260                         326

Beginning Retained Earnings                                              8,165                       8,042
Dividends Paid                                                             (97)                        (98)
                                                                  --------------              -------------

Ending Retained Earnings                                                 8,328                       8,270
                                                                  ==============              =============
Earnings Per Share                                                      $0.177                      $0.230
                                                                  ==============              =============

                 FORT THOMAS FINANCIAL CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                     3 MONTHS ENDED                      3 MONTHS ENDED
                                                                      DECEMBER 31,                        DECEMBER 31,
                                                                          1996                                1995
                                                                      ---------------                     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                   260                                  326
  Reconciliation of Net Income with
    Cash Flows from Operations
      Allowance for Losses on Mortgages                                         12                                    5
      Depreciation                                                              20                                   20
      Deferred Income Taxes                                                    (25)                                 (11)
      Amortization                                                             (53)                                 (47)
      FHLB Stock Dividends                                                     (12)                                 (11)
      ESOP and Stock Compensation                                               58                                    0
      (Gain) Loss on Reo                                                         0                                    0
      Changes In
        Accrued Interest Receivable                                            (44)                                 (99)
        Prepaid and Other Assets                                                71                                   49
        Cash Surrender Value Life Insurance                                    (12)                                 (17)
        Deferred Compensation                                                   31                                   27
        Accrued Interest Payable                                                 2                                    3
        Accrued Income Tax                                                     (64)                                 122
        Other Liabilities                                                     (452)                                 (54)
                                                                      ---------------                     --------------

      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                        (208)                                 313
                                                                      ---------------                     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities                                           (500)                              (2,002)
  Maturity of Investment Securities                                              0                                  500
  Loan Originations and Repayments, Net                                     (3,199)                              (1,730)
  Principal Received on Mortgage Backed Security                                19                                   33
  Proceeds From Sale of REO                                                      0                                    0
  Purchase of Office Properties and Equipment                                   (2)                                  (4)
                                                                      ---------------                     --------------
    NET CASH USED IN INVESTING ACTIVITIES                                   (3,682)                              (3,203)
                                                                      ---------------                     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) Increase in Deposits                                        1,349                                2,119
  Dividends Paid                                                               (97)                                 (98)
  ESOP Shares Released                                                          26                                   18
  Common Stock Shares Purchased For Treasury                                  (481)                                   0
  Advance from Borrowers for
    Taxes and Insurance                                                       (184)                                (179)
  Repayments of Borrowed Funds                                               2,649                                  (48)
                                                                      ---------------                     --------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,262                                1,812
                                                                      ---------------                     --------------

    CHANGES IN CASH AND CASH EQUIVALENTS                                      (628)                              (1,078)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,785                                6,032
                                                                      ---------------                     --------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                 1,157                                4,954
                                                                      ===============                     ==============

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

         The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 contained in the Corporation's 1996 Annual Report.

Note 2 - Earnings Per Share

         The earnings per share amount for the quarters ended December 31, 1995 and 1996 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation was 1,434,219 and 1,473,001, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At December 31, 1996, the Corporation's assets amounted to $91.1 million as compared to $88.0 million at September 30, 1996. The $3.1 million or 3.5% increase was primarily due to an increase in loans receivable, net. Such increase was funded primarily by an increase in savings accounts and advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Stockholders' equity decreased $236,000 to $15.7 million or 17.2% of total assets at December 31, 1996 compared to $15.9 million at September 30, 1996. The decrease in stockholders' equity during the three month period was due primarily to stock repurchases during the period.

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

DELINQUENT LOANS

         The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at December 31, 1996. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                Percent of Corresponding
                                             Loans Delinquent For                   Loan Categories
                                        ------------------------------       -------------------------------
                                                                                         90 Days
                                        30-89      90 Days                   30-89        and
                                        Days       and Over      Total       Days        Over        Total
                                       -------     --------      -----       -----       ------      -----
                                            (Dollars in Thousands)
 One- to four-family residential       $3,285       $1,402      $4,687       4.98%       2.13%        7.11%

 Multi-family and non-
  residential                             547           --         547       4.94          --         4.94

 Construction and land                    450           97         547       8.14        1.76         9.90

 Consumer                                  --           33          33         --        2.81         2.81
                                       ------       ------      ------


   Total delinquent loans              $4,282       $1,532      $5,814
                                        =====        =====       =====


         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                                December 31,                September 30,
                                                  -------------------------------------     -------------
                                                      1996               1995                    1996
                                                  ---------------  ------------------        ------------
                                                                 (Dollars in Thousands)
 Non-accruing loans:

   One- to four-family
      residential (1)                              $1,402                 $1,398                  $  917

    Multi-family and non-
      residential real estate                          --                    112                      56

    Construction and land                              97                    446                      90

    Consumer                                           33                      3                     117

 Accruing consumer loans
  greater than 90 days
  delinquent:                                          --                     --                      --
                                                   ------                  -----                   -----

    Total non-performing loans                      1,532                  1,959                   1,180
                                                    -----                  -----                   -----
 Real estate acquired through
   foreclosure                                         --                     71                      --
                                                    -----                  -----                   -----

    Total non-performing assets                    $1,532                 $2,030                  $1,180
                                                    =====                  =====                   =====

    Total non-performing
      assets as a percentage of
      total net loans                                1.83%                  2.69%                   1.51%
                                                     ====                   ====                    ====
    Total non-performing
      assets as a percentage of
      total assets                                   1.68%                  2.21%                   1.34%
                                                     ====                   ====                    ====

---------------------------

(1)      Includes second mortgage loans.


         The $1.5 million of nonaccruing loans at December 31, 1996 consisted of 46 loans with an average balance of approximately $33,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter would have been approximately $32,000.

CLASSIFIED ASSETS

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1996, the Bank had $2.0 million of loans which were classified as substandard, $20,000 of loans classified as doubtful and $33,000 of loans classified as loss. The difference between the $2.0 million of assets classified for regulatory purposes and the delinquent loans of $5.8 million was approximately $3.8 million. This amount represents loans that were not required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                Three Months Ended            Year Ended
                                                                   December 31,              September 30,
                                                      -----------------------------------    -------------
                                                           1996               1995                1996
                                                      --------------  -------------------    -------------
                                                                   (Dollars in Thousands)
 Average loans receivable, net                        $79,778              $71,818                $73,875
                                                       ======               ======                 ======

 Allowance for loan losses
    Balance at beginning of period                    $   366              $   239                $   239

    Net (charge-offs) recoveries                           --                   --                      1

    Provision for loan losses                              12                    6                    126
                                                       ------               ------                 ------
    Balance at end of period                          $   378              $   245                $   366
                                                       ======               ======                 ======

    Net loans (charged-off)
      recovered to average loans                           --                   --%                    --%
                                                       ======               ======                  =====
    Allowance for loan losses to
      total loans                                        0.47%                0.34%                  0.45%
                                                        =====                =====                  =====

    Allowance for loan losses to
      total non-performing loans                        24.67%               12.51%                 31.02%
                                                        =====                =====                  =====

    Net loans (charged-off)
      recovered to allowance for
      loan losses                                          --                   --                   0.27%
                                                        =====                =====                  =====

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                        December 31, 1996
                                                           ------------------------------------------
                                                                             Percent of Loans in Each
                                                              Amount         Category to Total Loans
                                                           ------------      ------------------------
                                                                   (Dollars in Thousands)
   One- to four-family residential                             $248                      78.76%

   Multi-family residential                                      75                      13.23

   Land and construction                                         20                       6.60

   Consumer loans                                                35                       1.41
                                                                ---                     ------
          Total                                                $378                     100.00%
                                                                ===                     ======


RESULTS OF OPERATIONS

         GENERAL. The Corporation reported net income of $260,000 during the three months ended December 31, 1996 compared to $326,000 during the three months ended December 31, 1995. The decrease in net income during the three months ended December 31, 1996 compared to the same period ended December 31, 1995 was due primarily to an increase in total general and administrative expenses.

         INTEREST INCOME. Interest income increased $97,000 or 5.4% to $1.9 million for the three months ended December 31, 1996 compared to the same period in 1995. The increase during the 1996 period was due primarily to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was primarily due to increased loan demand.

         INTEREST EXPENSE. Interest expense increased $78,000 or 8.8% to $964,000 for the three months ended December 31, 1996 compared to the same period in 1995. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and FHLB advances.

         NET INTEREST INCOME. Net interest income amounted to $924,000 for the three months ended December 31, 1996 compared to $905,000 for the comparable period in 1995. The interest rate spread increased to 3.30% for the 1996 period compared to 2.99% for the 1995 period while average interest-earning assets to average interest-bearing liabilities increased from 119.10% to 120.76%.

         OTHER INCOME. Other income increased $18,000 or 58.1% during the three months ended December 31, 1996 compared to the same period in 1995 due primarily to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $143,000 or 31.9% to $591,000 for the three months ended December 31, 1996 compared to the same period in 1995. Such increase was primarily due to an increase of $91,000 or 42.7% in salaries and employee benefits. The increase in salaries and employee benefits was primarily due to benefits related to the Company's Employee Stock Ownership Plan and normal salary and merit increases.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At December 31, 1996, the Bank had $9.4 million of outstanding advances from the FHLB of Cincinnati.

         As of December 31, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 15.3%, 15.3% and 24.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 1993, the Financial Accounting Statement Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Corporation adopted SFAS No. 115 effective October 1, 1994. At December 31, 1996, the Corporation had an unrealized loss of $8,000 relating to its securities classified as available for sale.

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

Item 4.          Submission of Matters to a Vote of Security Holders

                 On January 27, 1997, the Corporation held an annual meeting for the election of directors and the ratification of auditors. The votes with respect to such proposals are set forth below.

Proposal One (Election of Directors):

 Name                                   FOR                       AGAINST                    WITHHELD
 ----                                   ---                       -------                    --------
 Larry N. Hatfield                   1,256,729                     5,875                       ---

 Robert L. Grimm                     1,256,729                     5,875                       ---

 Harold A. Luersen                   1,255,929                     6,675                       ---

 Don J. Beckmeyer                    1,256,729                     5,875                       ---

 J. Steven McLane                    1,256,729                     5,875                       ---

Proposal Two (Ratification of Auditors):

                 FOR                                AGAINST                              ABSTAIN
                 ---                                -------                              -------
              1,247,746                              5,075                                9,783

Item 5.          Other Information

                 None.

Item 6.          Exhibits and Reports on Form 8-K

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FORT THOMAS FINANCIAL CORPORATION



Date: February 7, 1997            By: /s/ Larry N. Hatfield
                                     ----------------------------------------
                                      Larry N. Hatfield
                                      President and Chief Executive Officer




Date: February 7, 1997            By: /s/ J. Michael Lonnemann
                                     ----------------------------------------
                                      J. Michael Lonnemann
                                      Vice President, Secretary and Principal
                                      Financial Officer