Form 10-Q
period 1997-03-31
FORT THOMAS FINANCIAL CORP
filed 1997-05-15
CIK 940711

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM        TO
                                   --------  ------------

                        Commission File Number 0-26242

           FORT THOMAS FINANCIAL CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Ohio                                    61-1278396
----------------------------------------        ------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)             Identification Number)

   25 North Fort Thomas Avenue
       Fort Thomas, Kentucky                                41075
---------------------------------------          -----------------------------
  (Address of principal executive office)                 (Zip Code)

                                   (606) 441-3302
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1997, there were issued and outstanding 1,415,558 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          ------
Part I.             Financial Information
                    ---------------------

Item 1.             Consolidated Financial Statements

                    Consolidated Statement of Financial Condition (As of
                    September 30, 1996 and March 31, 1997 (unaudited))                       1

                    Consolidated Statements of Income for the three and
                    six months ended March 31, 1997 (unaudited) and 1996
                    (unaudited)                                                              2

                    Consolidated Statements of Cash Flows for the six
                    months ended March 31, 1997 (unaudited) and 1996
                    (unaudited)                                                              3

                    Notes to Unaudited Consolidated Financial Statements                     4

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      5

Part II.            Other Information

Item 1.             Legal Proceedings                                                       15
Item 2.             Changes in Securities                                                   15
Item 3.             Defaults Upon Senior Securities                                         15
Item 4.             Submission of Matters to a Vote of Security Holders                     15
Item 5.             Other Information                                                       16
Item 6.             Exhibits and Reports on Form 8-K                                        16


SIGNATURES

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      MARCH 31,   SEPTEMBER 30,
                                                                        1997          1996
                                                                     -----------  -------------

                                                                           (IN THOUSANDS)

Assets
 Cash..............................................................   $   1,666     $   1,785
 Investment Securities:
  Held to maturity--at amortized cost..............................       3,495         3,503
  Available for sale--at market value..............................         985           494
 Mortgage-backed securities--available for sale....................         785           816
 Loans Receivable, net.............................................      84,231        77,987
 Office Properties and equipment--at depreciated cost..............         606           643
 Real Estate Owned.................................................          --            --
 Federal Home Loan Bank Stock (FHLB)--at cost......................         724           700
 Cash Surrender Value of Life Insurance............................       1,092         1,068
 Accrued Interest Receivable.......................................         729           642
 Prepaid and Other Assets..........................................          99           118
 Federal Income Tax Receivable.....................................         269           257
                                                                     -----------  -------------
   Total Assets....................................................   $  94,681     $  88,013
                                                                     -----------  -------------
                                                                     -----------  -------------
Liabilities
 Savings Accounts...................................................   $  68,515     $  63,731
 Borrowed funds.....................................................       9,701         6,754
 Advances from Borrowers for Taxes and Insurance....................          99           188
 Deferred Compensation..............................................         438           376
 Accrued Interest Payable...........................................          60            60
 Accrued Federal Income Taxes.......................................         160            85
 Deferred Federal Income Taxes......................................          --            --
 Other Liabilities..................................................         472           887
 Deferred Income....................................................          --            11
                                                                    -----------  -------------
  Total Liabilities.................................................      79,445        72,092
                                                                     -----------  -------------
Stockholders' Equity
 Common Stock, $.01 par value; 4,000,000 shares authorized;
  1,415,558 shares issued and 1,498,884 outstanding................          16            16
 Additional Paid-in Capital........................................       9,421         9,387
 Unearned ESOP Shares..............................................        (795)         (847)
 MRP Trust.........................................................        (734)         (793)
 Retained Earnings, Substantially Restricted.......................       8,459         8,165
 Treasury Stock....................................................      (1,103)           --
 Unrealized Gain on Investment
 Securities........................................................         (28)           (7)
                                                                     -----------  -------------
  Total Stockholders' Equity.......................................      15,236        15,921
                                                                     -----------  -------------
  Total Liabilities and Stockholders' Equity.......................   $  94,681     $  88,013
                                                                     -----------  -------------
                                                                     -----------  -------------

                          FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)



                                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                  MARCH 31,             MARCH 31,
                                                                             --------------------  --------------------

                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)

Interest Income
 Interest on loans..........................................................  $   1,824  $   1,653  $   3,591  $   3,242
 Interest on investment securities..........................................         64         91        129        180
 Interest on mortgage-backed securities.....................................         13         14         23         28
 Other interest and dividends...............................................         44         90         90        188
                                                                               ---------  ---------  ---------  ---------
   Total interest income....................................................      1,945      1,848      3,833      3,638
                                                                             ---------  ---------  ---------  ---------
 Interest Expense
 Deposits...................................................................        880        820      1,728      1,657
 Borrowed funds.............................................................        132         48        248         98
                                                                              ---------  ---------  ---------  ---------
   Total interest expense...................................................      1,012        868      1,976      1,755
                                                                             ---------  ---------  ---------  ---------
 Net interest income........................................................        933        980      1,857      1,883
 Provision for loan losses..................................................        101         61        113         66
                                                                              ---------  ---------  ---------  ---------
 Net interest income after provision for loan losses........................        832        919      1,744      1,817
                                                                              ---------  ---------  ---------  ---------
 Other Income
  Fees and charges..........................................................         33         16         56         28
  Other.....................................................................         11         23         37         43
                                                                               ---------  ---------  ---------  ---------
   Total other income.......................................................         44         39         93         71
                                                                               ---------  ---------  ---------  ---------
 Other Expenses
  Salaries and employee benefits............................................        262        285        566        487
  Franchise and other taxes.................................................         30         30         60         55
  Federal insurance premium.................................................         11         33         48         66
  Expenses of premises and fixed assets.....................................         42         48         86         83
  Data processing and other related contract services.......................         41         41         71         66
  Other operating expense...................................................        150        203        295        331
                                                                               ---------  ---------  ---------  ---------
    Total expenses..........................................................        536        640      1,126      1,088
                                                                               ---------  ---------  ---------  ---------
 Income before income tax...................................................        340        318        711        801
 Federal income tax expense.................................................        116         91        227        247
                                                                               ---------  ---------  ---------  ---------
  Net income................................................................  $     224  $     227  $     484  $     554
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
 Earnings per share.........................................................  $     .15  $     .16  $     .33  $     .38
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

                         FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)

Cash Flows From Operating Activities
 Net income.................................................................        484        554
 Reconciliation of net income with cash flows from operations:..............        113         66
 Allowance for losses on mortgages..........................................         40         48
 Depreciation...............................................................        (13)       (22)
 Deferred income taxes......................................................       (137)         4
 Amortization...............................................................        (24)       (27)
 FHLB stock dividends.......................................................         93         85

 Changes in
  Accrued interest receivable...............................................        (87)       (63)
 Prepaid and other assets...................................................         18         (6)
 Cash surrender value of life insurance.....................................        (23)       (31)
 Deferred compensation......................................................         63         55
 Accrued interest payable...................................................         (1)         2
 Accrued income tax.........................................................         75        (50)
 Other liabilities..........................................................       (426)       (16)
                                                                               ---------  ---------
   Net Cash Provided by Operating Activities................................        175        599
                                                                               ---------  ---------
Cash Flows From Investing Activities
 Purchase of investment securities..........................................     (1,491)    (2,502)
 Maturity of investment securities..........................................      1,000      1,500
 Loan originations and repayments, net......................................     (6,222)    (2,208)
 Principal received on mortgage-backed security.............................         19         65
 Proceeds from sale of REO..................................................          0         71
 Purchase of office properties and equipment................................         (2)        (8)
   Net Cash Used by Investing Activities....................................     (6,696)    (3,081)
Cash Flows From Financing Activities
 Net increase in savings accounts...........................................      4,784      2,386
 Dividends paid.............................................................       (190)      (197)
 ESOP Shares released.......................................................         52          0
 Common Stock shares purchased for treasury.................................     (1,102)      (873)
 Advance from borrowers for taxes and insurance.............................        (89)      (110)
 Advances from FHLB.........................................................      2,847         --
 Repayments of borrowed funds...............................................        100        (97)
   Net cash provided by financing activities................................      6,402      1,109
                                                                                ---------  ---------
   Changes in cash and cash equivalents.....................................       (119)    (1,373)
   Cash and cash equivalents, beginning of period...........................      1,785      6,032
                                                                                ---------  ---------
   Cash and cash equivalents, end of period.................................  $   1,666  $   4,659
                                                                                ---------  ---------
                                                                                ---------  ---------


                                     FORT THOMAS FINANCIAL CORPORATION
                                               AND SUBSIDIARY
                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

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

    The results of operations for the three and six months ended
    March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 contained in the Corporation's 1996 Annual Report.

NOTE 2--EARNINGS PER SHARE

    The earnings per share amount for the three and six months ended March 31, 1997 and 1996 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation was 1,457,156 and 1,465,083, respectively for the three and six months ended March 31, 1997 and 1,456,052 and 1,454,025, respectively, for the three and six months ended March 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At March 31, 1997, the Corporation's assets amounted to $94.7 million as compared to $88.0 million at September 30, 1996. The $6.7 million or 7.6% increase was primarily due to an increase in loans receivable, net. Such increase was funded primarily by an increase in deposits and borrowed funds. Stockholders' equity decreased $685,000 to $15.2 million or 16.1% of total assets at March 31, 1997 compared to $15.9 million or 18.1% at September 30, 1996. The decrease in stockholders' equity was due to the repurchase of shares of common stock as treasury shares.

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


    Under general accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any troubled debt restructurings as of March 31, 1997.

DELINQUENT LOANS

    The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at March 31, 1997. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                            PERCENT OF CORRESPONDING
                                                     LOANS DELINQUENT FOR                        LOAN CATEGORIES
                                               ---------------------------------    -------------------------------------------
                                                                                                    90 DAYS
                                                 30-89      90 DAYS                  30-89            AND
                                                 DAYS      AND OVER      TOTAL       DAYS             OVER             TOTAL
                                              ---------  -----------  ---------     -----     --------------------   ---------
                                                    (DOLLARS IN THOUSANDS)

One- to four-family residential..............  $  2,455   $   1,623   $   4,078        3.59%           2.37%          5.96%

Multi-family and non-residential.............        --          54          54          --            0.46           0.46

Construction and land........................       535         207         742        9.67            3.73          13.37

Consumer.....................................         2          32          34        0.16            2.62           2.78
                                               ---------  -----------  ---------

Total delinquent loans.......................  $   2,992   $   1,916   $   4,908
                                               ---------  -----------  ---------
                                               ---------  -----------  ---------


    The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                                       MARCH 31,       SEPTEMBER 30,
                                                                                --------------------   -------------
                                                                                   1997       1996         1996
                                                                                 ---------  ---------  -------------
                                                                                        (DOLLARS IN THOUSANDS)

Non-accruing loans:

 One- to four-family residential (1)............................................  $   1,562  $   1,215    $     917

 Multi-family and non-residential real estate...................................         54        113           56

 Construction and land..........................................................        207        203           90

 Consumer.......................................................................         --          3          117

Accruing consumer loans greater than 90 days delinquent:.......................         93          --           --
                                                                                   --------      ------       ------
   Total non-performing loans...................................................      1,916      1,534        1,180
                                                                                   --------      ------       ------
Real estate acquired through foreclosure........................................         --         33           --
                                                                                   ---------  ---------       ------

   Total non-performing assets..................................................  $   1,916  $   1,567    $   1,180
                                                                                   ---------  ---------       ------
                                                                                   ---------  ---------       ------

   Total non-performing assets as a percentage of total net loans...............       2.20%      2.10%        1.51%
                                                                                   ---------  ---------       ------
                                                                                   ---------  ---------       ------

   Total non-performing assets as a percentage of total assets..................       2.02%      1.73%        1.34%
                                                                                   ---------  ---------       ------
                                                                                   ---------  ---------       ------

------------------------

(1) Includes second mortgage loans.

    The $1.9 million of nonaccruing loans at March 31, 1997 consisted of 44 loans with an average balance of approximately $43,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the six month period would have been approximately $40,000. Substantially all of the loans are extended to separate borrowers.

CLASSIFIED ASSETS

    Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At March 31, 1997, the Bank had $2.9 million of loans which were classified as substandard, $20,000 of loans classified as doubtful and $33,000 of loans classified as loss.

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

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                 SIX MONTHS ENDED      YEAR ENDED
                                                                                    MARCH 31,         SEPTEMBER 30,
                                                                               --------------------  --------------
                                                                                 1997       1996         1996
                                                                               ---------  ---------  -------------

                                                                                     (DOLLARS IN THOUSANDS)

Average loans receivable, net................................................  $  82,482  $  73,029    $  73,875
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------

Allowance for loan losses
 Balance at beginning of period...............................................  $     366  $     245    $     239
 Net (charge-offs) recoveries.................................................     --         --                1
 Provision for loan losses....................................................        113         61          126
                                                                                ---------  ---------  -------------
 Balance at end of period.....................................................  $     479  $     306    $     366
                                                                                ---------  ---------  -------------
                                                                                ---------  ---------  -------------
 Net loans (charged-off) recovered to average loans...........................     --         --           --
                                                                                ---------  ---------  -------------
                                                                                ---------  ---------  -------------
 Allowance for loan losses to total non-performing loans......................       0.55%      0.36%        0.45%
                                                                                ---------  ---------  -------------
                                                                                ---------  ---------  -------------
 Allowance for loan losses to total loans.....................................      25.00%     25.95%       31.02%
                                                                                ---------  ---------  -------------
                                                                                ---------  ---------  -------------

Net loans (charged-off) recovered to allowance for loan losses...............     --         --             0.27%
                                                                                ---------  ---------  -------------
                                                                                ---------  ---------  -------------

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                            MARCH 31, 1997
                                                                     ----------------------------

                                                                                    PERCENT OF
                                                                                       LOANS
                                                                                      IN EACH
                                                                                     CATEGORY
                                                                       AMOUNT     TO TOTAL LOANS
                                                                     -----------  ---------------
                                                                        (DOLLARS IN THOUSANDS)

One- to four-family residential....................................   $     294          78.74%

Multi-family residential...........................................         100          13.46

Land and construction..............................................          50           6.39

Consumer loans.....................................................          35           1.41
                                                                          -----         ------
Total..............................................................   $     479         100.00%
                                                                          -----         ------
                                                                          -----         ------

Results of Operations for the Three Months Ended March 31, 1997 and 1996

    GENERAL. The Corporation reported net income of $224,000 during the three months ended March 31, 1997 compared to $227,000 during the three months ended March 31, 1996.

    INTEREST INCOME. Interest income increased $97,000 or 5.2% to $1.9 million for the three months ended March 31, 1997 compared to the same period in 1996. The increase during the 1997 period was due to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was due to continued loan demand and portfolio growth. The average yield earned on the Corporation's interest-earning assets remained stable at 8.60% for the three months ended March 31, 1997 compared to the same period in 1996.

    INTEREST EXPENSE. Interest expense increased $144,000 or 16.6% to $1.0 million for the three months ended March 31, 1997 compared to the same period in 1996. Such increase was primarily due to an increase in the average outstanding balance of time deposits and borrowed funds. The increase in the average balance of time deposits reflects the shift in deposits from passbook accounts to higher rate certificate of deposit accounts. The increase in the average balance of borrowed funds was due to increased funding needs.

    PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $101,000 and $61,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in the provision for losses on loans was due to an increase in the level of non-performing loans.

    OTHER INCOME. Other income increased $5,000 or 12.8% during the three months ended March 31, 1997 compared to the same period in 1996 due primarily to an increase in fees and charges relating to loans.

    OTHER EXPENSES. Operating expenses decreased $104,000 or 16.3% for the three months ended March 31, 1997 compared to the same period in 1996. Such decrease was primarily due to a $53,000 or 26.1% decrease in miscellaneous other expenses and a $23,000 or 8.0% decrease in salaries and employee benefits.

Results of Operations for the Six Months Ended March 31, 1997 and 1996

    GENERAL. The Corporation reported net income of $484,000 for the six months ended March 31, 1997 compared to $554,000 during the six months ended March 31, 1996. Such decrease was primarily due to an increase in the provision for losses in loans and an increase in other expenses.

    INTEREST INCOME. Interest income increased $195,000 or 5.4% to $3.8 million for the six months ended March 31, 1997 compared to the same period in fiscal 1996. The increase during the fiscal 1997 period was due to an increase in the average outstanding balance of the Corporation's loan portfolio. The increase in the average balance of the loan portfolio was due to continued loan demand and portfolio growth.

    INTEREST EXPENSE. Interest expense increased $221,000 or 12.6% to $2.0 million for the six months ended March 31, 1997 compared to $1.8 million for the six months ended March 31, 1996. Such increase was primarily due to an increase in the average outstanding balance of time deposits and borrowed funds. The increase in the average balance of time deposits reflects the shift in deposits from passbook accounts to higher rate certificate of deposit accounts. The increase in the average balance of borrowed funds was due to increased funding needs.

    PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $113,000 and $66,000 for the six months ended March 31, 1997 and 1996, respectively. The increase in the provision for losses on loans was due to an increase in the level of non-performing loans.

    OTHER INCOME. Other income increased $22,000 or 31.0% during the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to an increase in fees and charges relating to loans.

    OTHER EXPENSES. Operating expenses increased $38,000 or 3.5% to $1.1 million for the six months ended March 31, 1997 compared to the same period in fiscal 1996. Such increase was primarily due to an increase of $79,000 or 16.2% in salaries and employee benefits. The increase in salaries and employee benefits was due to normal merit increases.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At March 31, 1997, the Bank had $9.7 million of outstanding advances from the FHLB of Cincinnati.

    As of March 31, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 15.0%, 15.0% and 24.1%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

Item 4.         Submission of Matters to a Vote of Security
                Holders

                The Corporation held its 1997 annual meeting of stockholders on Monday, January 27, 1997. The following information sets forth the matters considered at such annual meeting and the voting with respect to such matters.


1.  ELECTION OF DIRECTORS          FOR             WITHHELD      Not Voted
                                  -----            --------     ------------
a. Larry N. Hatfield            1,256,729           5,875        283,621
b. Robert L. Grimm              1,256,729           5,875        283,621
c. Harold A. Luersen            1,255,929           6,675        283,621
d. Don J. Beckmeyer             1,256,729           5,875        283,621
e. J. Steven McLane             1,256,729           5,875        283,621

2. RATIFICATION OF AUDITORS

   For             Against             Abstain             Not Voted
   ---             -------             -------             ---------
 1,247,746         5,075               9,783                283,621
                                     13

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORT THOMAS FINANCIAL CORPORATION


Date: May 12, 1997                    By: /s/Larry N. Hatfield
                                         ------------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer

Date: May 12, 1997                    By: /s/J. Michael Lonnemann
                                         ---------------------------
                                         J. Michael Lonnemann
                                         Vice President, Secretary and
                                         Principal Financial Officer