Form 10-Q
period 1997-06-30
FORT THOMAS FINANCIAL CORP
filed 1997-08-14
CIK 940711

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        Commission File Number 0-26242

                       FORT THOMAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                               61-1278396
---------------------------------------                   ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

   25 North Fort Thomas Avenue
      Fort Thomas, Kentucky                                       41075
---------------------------------------                   ----------------------
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
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 1997, there were issued and outstanding 1,418,132 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.   Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          (As of September 30, 1996 and June 30, 1997 (unaudited)).........   1

          Consolidated Statements of Income for the three and nine months
          ended June 30, 1997 (unaudited) and 1996 (unaudited).............   2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1997 (unaudited) and 1996 (unaudited).............   3

          Notes to Unaudited Consolidated Financial Statements.............   4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   5

Part II.  Other Information

Item 1.   Legal Proceedings................................................  15
Item 2.   Changes in Securities............................................  15
Item 3.   Defaults Upon Senior Securities..................................  15
Item 4.   Submission of Matters to a Vote of Security Holders..............  15
Item 5.   Other Information................................................  16
Item 6.   Exhibits and Reports on Form 8-K.................................  16

Signatures

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          JUNE 30,   SEPTEMBER 30,
                                                                                            1997         1996
                                                                                          ---------  -------------
                                                                                               (IN THOUSANDS)
Assets
  Cash..................................................................................  $   1,361    $   1,785
  Investment Securities:
    Held to maturity--at amortized cost.................................................      3,491        3,503
    Available for sale--at market value.................................................        996          494
  Mortgage-backed securities--available for sale........................................        794          816
  Loans Receivable, net.................................................................     86,829       77,987
  Office Properties and equipment--at depreciated cost..................................        589          643
  Real Estate Owned.....................................................................         36          --
  Federal Home Loan Bank Stock (FHLB)--at cost..........................................        771          700
  Cash Surrender Value of Life Insurance................................................      1,103        1,068
  Accrued Interest Receivable...........................................................        712          642
  Prepaid and Other Assets..............................................................         93          118
  Deferred Federal Income Tax Asset.....................................................        165          257
                                                                                          ---------    ---------
    Total Assets........................................................................  $  96,940    $  88,013
                                                                                          ---------    ---------
                                                                                          ---------    ---------
Liabilities
  Savings Accounts......................................................................  $  70,379    $  63,731
  Borrowed funds........................................................................      9,649        6,754
  Advances from Borrowers for Taxes and Insurance.......................................        215          188
  Deferred Compensation.................................................................        470          376
  Accrued Interest Payable..............................................................         64           60
  Accrued Federal Income Taxes..........................................................        152           85
  Deferred Federal Income Taxes.........................................................       --           --
  Other Liabilities.....................................................................        458          887
  Deferred Income.......................................................................       --             11
                                                                                          ---------    ---------
    Total Liabilities...................................................................     81,387       72,092
                                                                                          ---------    ---------
Stockholders' Equity
  Common Stock, $.01 par value; 4,000,000 shares authorized; 1,573,775 shares issued and
    1,418,132 and1,489,099 shares outstanding...........................................         16           16
  Additional Paid-in Capital............................................................      9,426        9,387
  Unearned ESOP Shares..................................................................       (770)        (847)
  MRP Trust.............................................................................       (703)        (793)
  Retained Earnings, Substantially Restricted...........................................      8,697        8,165
  Treasury Stock (78,689 Shares at Cost)................................................     (1,103)        --
  Unrealized Loss on Investment Securities..............................................        (10)          (7)
                                                                                          ---------     --------
    Total Stockholders' Equity..........................................................     15,553       15,921
                                                                                          ---------     --------
    Total Liabilities and Stockholders' Equity..........................................  $  96,940     $ 88,013
                                                                                          ---------     --------
                                                                                          ---------     --------

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Interest Income
  Interest on loans........................................................  $   1,939  $   1,635  $   5,530  $   4,877
  Interest on investment securities........................................         82         93        211        274
  Interest on mortgage-backed securities...................................         15         13         37         41
  Other interest and dividends.............................................         38         66        128        254
                                                                             ---------  ---------  ---------  ---------
    Total interest income..................................................      2,074      1,807      5,906      5,446
                                                                             ---------  ---------  ---------  ---------
Interest Expense
  Deposits.................................................................        928        809      2,655      2,466
  Borrowed Funds...........................................................        143         48        391        146
                                                                             ---------  ---------  ---------  ---------
    Total interest expense.................................................      1,071        857      3,046      2,612
                                                                             ---------  ---------  ---------  ---------
Net interest income........................................................      1,003        950      2,860      2,834
Provision for loan losses..................................................         12         12        125         78
                                                                             ---------  ---------  ---------  ---------
  Net interest income after provision for loan losses......................        991        938      2,735      2,756
                                                                             ---------  ---------  ---------  ---------
Other Income
  Fees and charges.........................................................         39         17         95         44
  Gain on sale of REO......................................................          0         11          0         11
  Other....................................................................         34         18         71         61
                                                                             ---------  ---------  ---------  ---------
    Total other income.....................................................         73         46        166        116
                                                                             ---------  ---------  ---------  ---------
Other Expenses
  Salaries and employee benefits...........................................        280        312        846        799
  Franchise and other taxes................................................         25         29         85         85
  Federal insurance premium................................................         11         33         60         98
  Expenses of premises and fixed assets....................................         46         40        132        123
  Data processing and other related contract services......................         29         30        100         95
  Other operating expense..................................................        168        130        462        461
                                                                             ---------  ---------  ---------  ---------
    Total other expenses...................................................        559        574      1,685      1,661
                                                                             ---------  ---------  ---------  ---------
Income before income tax...................................................        505        410      1,216      1,211
Federal income tax expense.................................................        174        126        401        373
                                                                             ---------  ---------  ---------  ---------
  Net income...............................................................  $     331  $     284  $     815  $     838
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Earnings per share.........................................................  $    0.23  $    0.20  $    0.56  $    0.58
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------

                                                                                                    (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income...................................................................................  $     815  $     838
  Reconciliation of net income with cash flows from operations:
  Allowance for losses on mortgages............................................................        125         78
  Depreciation.................................................................................         59         67
  Deferred income taxes........................................................................         91        (33)
  Amortization.................................................................................       (217)       (38)
  FHLB stock dividends.........................................................................        (37)       (27)
  ESOP and stock compensation..................................................................        130        186
  Changes in
    Accrued interest receivable................................................................        (70)      (102)
    Prepaid and other assets...................................................................         25        (13)
    Cash surrender value of life insurance.....................................................        (35)       (44)
    Deferred compensation......................................................................         94         84
    Accrued interest payable...................................................................          4          1
    Accrued income tax.........................................................................         67        (30)
    Other liabilities..........................................................................       (440)       (43)
                                                                                                 ---------  ---------
      Net Cash Provided by Operating
        Activities.............................................................................        611        924
                                                                                                 ---------  ---------
Cash Flows From Investing Activities
  Purchase of investment securities............................................................     (1,988)    (2,502)
  Maturity of investment securities............................................................      1,500      1,500
  Purchase of FHLB stock.......................................................................        (34)         0
  Loan originations and repayments, net........................................................     (8,816)    (5,040)
  Principal received on mortgage-backed security...............................................         19        102
  Proceeds from sale of REO....................................................................         28        221
  Purchase of office properties and equipment..................................................         (4)       (12)
                                                                                                 ---------  ---------
    Net Cash Used by Investing Activities......................................................     (9,295)    (5,731)
                                                                                                 ---------  ---------
Cash Flows From Financing Activities
  Net increase in savings accounts.............................................................      6,646      1,948
  Dividends paid...............................................................................       (284)      (295)
  ESOP shares released.........................................................................         78         19
  Common Stock shares purchased for MRP Trust..................................................      --          (892)
  Common Stock shares purchased for treasury...................................................     (1,102)     --
  Advance from borrowers for taxes and insurance...............................................         27          2
  Repayments of FHLB advances..................................................................     (1,155)      (147)
  Proceeds from FHLB advances..................................................................      4,050      1,000
                                                                                                 ---------  ---------
    Net cash provided by financing activities..................................................      8,260      1,635
                                                                                                 ---------  ---------
    Changes in cash and cash equivalents.......................................................       (424)    (3,172)
  Cash and cash equivalents, beginning of period...............................................      1,785      6,032
                                                                                                 ---------  ---------
  Cash and cash equivalents, end of period.....................................................  $   1,361  $   2,860
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

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

    The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 contained in the Corporation's 1996 Annual Report.

NOTE 2--EARNINGS PER SHARE

    The earnings per share amount for the three and nine months ended June 30, 1996 and 1997 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation for the 1997 periods was 1,415,586 and 1,448,968, respectively. The number of shares used in this calculation for the 1996 periods was 1,456,596 and 1,454,002, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At June 30, 1997, the Corporation's assets amounted to $96.9 million as compared to $88.0 million at September 30, 1996. The $8.9 million increase was primarily due to an increase of $8.8 million in loans receivable, net. Such increase was funded primarily by an increase of $6.6 million or 10.4% in savings accounts. Stockholders' equity decreased $368,000 to $15.6 million or 16.0% of total assets at June 30, 1997 compared to $15.9 million or 18.1% of total assets at September 30, 1996. The decrease in stockholders' equity was due to stock repurchases amounting to $1.1 million and dividends of $284,000 paid during the nine month period ended June 30, 1997. The reduction in stockholders' equity resulting from the stock repurchases and the distribution of dividends was partially offset by net income of $815,000 during the nine months ended June 30, 1997.

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

    Under general accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any troubled debt restructurings as of June 30, 1997.

DELINQUENT LOANS

    The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at June 30, 1997. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                               PERCENT OF CORRESPONDING
                                                           LOANS DELINQUENT FOR                    LOAN CATEGORIES
                                                       -------------------------------    -----------------------------------
                                                       30-89      90 DAYS                  30-89       90 DAYS
                                                        DAYS      AND OVER      TOTAL       DAYS       AND OVER       TOTAL
                                                      ---------  -----------  ---------     -----     -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
One- to four-family residential......................  $2,483      $1,065      $3,548       3.43%        1.47%         4.90%
Multi-family and non- residential real estate........     437       --            437       3.93          --           3.93
Construction and land................................      80         276         356       1.78         6.13          7.91
Consumer.............................................     151          53         204      12.10         4.25         16.35
                                                       ------     -------      ------
Total delinquent loans...............................  $3,151      $1,394      $4,545
                                                       ------      ------      ------
                                                       ------      ------      ------

    The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                                JUNE 30,    SEPTEMBER 30,
                                                                                  1996          1995
                                                                               -----------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
Non-accruing loans:
  One- to four-family residential (1)........................................   $   1,065     $     917
  Multi-family and non- residential real estate..............................      --                56
  Construction and land......................................................         276            90
  Consumer...................................................................          53           117
Accruing consumer loans greater than 90 days delinquent:.....................      --            --
  Total non-performing loans.................................................       1,394         1,180
                                                                                ---------     ---------
Real estate acquired through foreclosure.....................................          36        --
                                                                                ---------     ---------
  Total non-performing assets................................................   $   1,430     $   1,180
                                                                                =========     =========
  Total non-performing assets as a percentage of total net loans.............        1.60%         1.51%
                                                                                =========     =========
  Total non-performing assets as a percentage of total assets................        1.48%         1.37%
                                                                                =========     =========

------------------------

(1) Includes second mortgage loans.

    The $1.4 million of nonaccruing loans at June 30, 1997 consisted of 26 loans with an average balance of approximately $54,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the nine month period ended June 30, 1997 would have been approximately $40,000. Substantially all of the loans are extended to separate borrowers.

CLASSIFIED ASSETS

    Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At June 30, 1997, the Bank had $2.3 million of classified loans, all of which were classified as substandard.

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

                                                                                NINE MONTHS ENDED
                                                                                     JUNE 30,         YEAR ENDED
                                                                               --------------------  SEPTEMBER 30,
                                                                                 1997       1996         1996
                                                                               ---------  ---------  -------------
                                                                                     (DOLLARS IN THOUSANDS)
Average loans receivable, net................................................  $  82,653  $  72,504    $  73,875
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------
Allowance for loan losses
  Balance at beginning of period.............................................  $     366  $     239    $     239
  Net (charge-offs) recoveries...............................................        (23)         1            1
  Provision for loan losses..................................................        125         78          126
                                                                               ---------  ---------  -------------
  Balance at end of period...................................................  $     468  $     318    $     366
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------
  Net loans (charged-off) recovered to average loans.........................      (0.03%        --%          --%
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------
  Allowance for loan losses to total loans...................................       0.52%      0.36%        0.45%
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------
  Allowance for loan losses to total non-performing loans....................      33.57%     25.95%       31.02%
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------
  Net loans (charged-off) recovered to allowance for loan losses.............      (4.91%        --%        0.27%
                                                                               ---------  ---------  -------------
                                                                               ---------  ---------  -------------

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                           JUNE 30, 1997
                                                                    ----------------------------
                                                                                   PERCENT OF
                                                                                  LOANS IN EACH
                                                                                   CATEGORY TO
                                                                       AMOUNT      TOTAL LOANS
                                                                    -----------  ---------------
                                                                       (DOLLARS IN THOUSANDS)
One- to four-family residential...................................   $     306          81.11%
Multi-family residential..........................................         100          12.45
Land and construction.............................................          50           5.04
Consumer loans....................................................          12           1.40
                                                                         -----         ------
  Total...........................................................   $     468         100.00%
                                                                         -----         ------
                                                                         -----         ------

Results of Operations for the Three Months Ended June 30, 1997 and 1996

    GENERAL. The Corporation reported net income of $331,000 during the three months ended June 30, 1997 compared to $284,000 during the three months ended June 30, 1996. The increase in net income during the three months ended June 30, 1997 compared to the period ended June 30, 1996 was due primarily to an increase in net interest income. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was primarily due to an increase in the Bank's interest rate spread to 3.45% for the 1997 period compared to 3.09% for the 1996 period.

    INTEREST INCOME. Interest income increased $267,000 or 14.8% to $2.1 million for the three months ended June 30, 1997 compared to the same period in 1996. The increase during the 1997 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth. The increase in the average yield reflect the upward repricing of certain of the Corporation's adjustable-rate mortgage loans.

    INTEREST EXPENSE. Interest expense increased $214,000 or 25.0% to $1.1 million for the three months ended June 30, 1997 compared to the same period in 1996. Such increase was due to an increase in interest expense on both deposits and borrowed funds primarily as a result of increases in the average balance outstanding of such liabilities. The increase in the average balance of deposits and borrowed funds was primarily due to increased funding requirements as a result of the increase in the loan portfolio.

    PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $12,000 for each of the three months ended June 30, 1997 and 1996.

    OTHER INCOME. Other income increased $27,000 or 58.7% during the three months ended June 30, 1997 compared to the same period in 1996 due primarily to a $22,000 increase in fees and charges relating to loans. The increase in fees and charges was due primarily to increased loan origination activity. In addition, miscellaneous other income increased $38,000 or 29.2%. Such increases were partially offset by a decease of $11,000 in gain on sale of REO due to the absence of sales of REO during the 1997 period.

    OTHER EXPENSES. Operating expenses decreased $15,000 or 2.6% for the three months ended June 30, 1997 compared to the same period in 1996. Such decrease was primarily due to a decrease of $32,000 or 10.3% in salaries and employee benefits and a decrease of $22,000 in federal insurance premiums. Such decreases were partially offset by an increase in other miscellaneous operating expenses of $38,000 or 29.2%. The decrease in salaries and employee benefits was primarily due to a decrease in contributions to the Bank's defined benefit plan. Federal deposit insurance premiums decreased due to a decrease in the assessment rate.

    INCOME TAX EXPENSE. Federal income tax expense amounted to $174,000 and $126,000 for the three months ended June 30, 1997 and 1996, respectively, resulting in effective tax rates of 34.4% and 30.7%, respectively.

Results of Operations for the Nine Months Ended June 30, 1997 and 1996

    GENERAL. The Corporation reported net income of $815,000 for the nine months ended June 30, 1997 compared to $838,000 during the nine months ended June 30, 1996. The decrease in net income was due primarily to an increase in the provision for loan losses and, to a lesser extent, an increase in other expenses. Such increases were partially offset by increases in net interest income and other income. The increase in net interest income was due to an increase in the interest rate spread to 3.33% for the fiscal 1997 period compared to 3.05% for the fiscal 1996 period. The increase in the interest rate spread more than offset the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 119.62% for the fiscal 1997 period from 133.35% for the fiscal 1996 period.

    INTEREST INCOME. Interest income increased $460,000 or 8.4% to $5.9 million for the nine months ended June 30, 1997 compared to the same period in fiscal 1996. The increase during the fiscal 1997 period was due to an increase in the average outstanding balance of the Corporation's interest-earning assets and, to a lesser extent, the average yield earned thereon. The increase in the average balance was due to continued loan demand and portfolio growth. The increase in the average yield was primarily due to an increase in the average yield earned on loans to 8.92% during the fiscal 1997 period compared to 8.68% during the fiscal 1996 period. The increase in the average yield reflects the upward repricing of certain of the Corporation's adjustable-rate mortgage loans.

    INTEREST EXPENSE. Interest expense increased $434,000 or 16.6% to $3.0 million for the nine months ended June 30, 1997 compared to $2.6 million for the nine months ended June 30, 1996. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and borrowed funds as a result of increased funding requirements due to an increase in the loan portfolio.

    PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $125,000 and $78,000 for the nine months ended June 30, 1997 and 1996, respectively. The increase in the provision for losses on loans reflects management's desire to increase the allowance for loan losses to a level which is consistent with industry norms.

    OTHER INCOME. Other income increased $50,000 or 43.1% during the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. The increase was primarily due to a $51,000 or 115.9% increase in fees and charges as a result of increased loan origination activity. Such increase was partially offset by a decrease of $11,000 in gain on sale of REO due to the absence of sales of REO during the 1997 period.

    OTHER EXPENSES. Operating expenses increased $24,000 or 1.4% to $1.7 million for the nine months ended June 30, 1997 compared to the same period in fiscal 1996. The increase of $47,000 in salaries and employee benefits was substantially offset by a $38,000 decrease in federal insurance premiums. Salaries and employee benefits increased due to normal salary and merit increases and compensation related to the Corporation's management recognition plan. The decrease in federal insurance premiums was due to a decrease in the insurance assessment rate.

    INCOME TAX EXPENSE. Federal income tax expense amounted to $401,000 and $373,000 for the nine months ended June 30, 1997 and 1996, respectively, resulting in effective tax rates of 32.9% and 30.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At June 30, 1997, the Bank had $8.9 million of outstanding advances from the FHLB of Cincinnati.

    As of June 30, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 14.97%, 14.97% and 23.92%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

                                     FORT THOMAS FINANCIAL CORPORATION

Date: August 12, 1997                By: /s/Larry N. Hatfield
                                         -------------------------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer

Date: August 12, 1997                By: /s/J. Michael Lonnemann
                                         -------------------------------------
                                         J. Michael Lonnemann
                                         Vice President, Secretary and Principal
                                         Financial Officer