Form 10-K405
period 1997-09-30
FORT THOMAS FINANCIAL CORP
filed 1997-12-30
CIK 940711

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 1997

                                       OR

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from__________________   to____________________

                            Commission File No.: 0-26242

                       Fort Thomas Financial Corporation
               (Exact name of registrant as specified in its charter)

                Ohio                                    61-1278396)
     ---------------------------                 ----------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification Number)

 25 North Fort Thomas Avenue
   Fort Thomas, Kentucky                                 41075
 ---------------------------                     ----------------------
       (Address)                                       (Zip Code)


    Registrant's telephone number, including area code: (606) 441-3302

    Securities registered pursuant to Section 12(b) of the Act:
                           Not Applicable

    Securities registered pursuant to Section 12(g) of the Act

              Common Stock (par value $.01 per share)
            ------------------------------------------
                            (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of December 22, 1997, the aggregate value of the 1,378,147 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 100,319 shares held by all directors and officers of the Registrant as a group, was approximately $20.5 million. This figure is based on the last sales price of $14.875 per share of the Registrant's Common Stock on December 18, 1997.

    Number of shares of Common Stock outstanding as of December 22, 1997:
1,478,466

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

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

    The Bank's executive offices are located at 25 North Fort Thomas Avenue, Fort Thomas, Kentucky 41075, and its telephone number is (606) 441-3302.

LENDING ACTIVITIES

    GENERAL. At September 30, 1997, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $90.6 million or 92.5% of the Bank's $97.9 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. At September 30, 1997, $74.5 million or 82.2% of the Bank's total loan portfolio consisted of one-to-four family residential loans, including second mortgage loans. To a much lesser extent, the Bank also originates multi-family residential loans, land and construction loans and consumer loans. At September 30, 1997, such loan categories amounted to $11.0 million, $3.9 million and $1.2 million, respectively, or 12.2%, 4.3% and 1.4% of the total loan portfolio, respectively. The Bank does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                         SEPTEMBER 30,
                                                              -------------------------------------------------------------------
                                                                      1996                  1996                  1995
                                                              --------------------  --------------------   --------------------
                                                               AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family residential............................  $  74,471      82.20% $  62,632      77.41% $  57,775      77.81%
  Multi-family residential..................................     11,015      12.16     11,138      13.77      7,915      10.67
  Land and construction:
    Residential.............................................      3,885       4.29      5,737       7.09      7,140       9.62
    Commercial..............................................     --         --            255       0.32        255       0.34
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total real estate loans.................................     89,371      98.64     79,762      98.58     73,085      98.44
                                                              ---------  ---------  ---------  ---------  ---------  ---------

Consumer:
  Savings account...........................................        702       0.77        632       0.78        651       0.88
  Other.....................................................        528       0.58        516       0.64        503       0.68
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total consumer loans....................................      1,230       1.36      1,148       1.42      1,154       1.56
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total loans.............................................     90,601     100.00%    80,910     100.00%    74,217     100.00%
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Less:
  Loans in process..........................................      1,048                 1,884                 2,191
  Unearned discounts........................................      --                    --                   --
  Deferred loan fees........................................        625                   673                   631
  Allowance for loan losses.................................        476                   366                   239
                                                              ---------             ---------             ---------
    Loans receivable, net...................................  $  88,452             $  77,987             $  71,156
                                                              ---------             ---------             ---------
                                                              ---------             ---------             ---------

    CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loans at September 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a repricing basis rather than on a contractual basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                                                               REAL ESTATE LOANS
                                                       ------------------------------------
                                                       ONE-TO-FOUR   MULTI-      LAND AND      CONSUMER
                                                        FAMILY(1)    FAMILY    CONSTRUCTION      LOANS       TOTAL
                                                       -----------  ---------  -------------  -----------  ---------
                                                                               (IN THOUSANDS)
Amounts due in:
  One year or less...................................   $  44,876   $   7,188    $   3,885     $   1,042   $  56,991
  After one year through three years.................      12,343       1,982       --                56      14,381
  After three years through five years...............       3,339         746       --                62       4,147
  After five years through ten years.................       3,883         691       --                57       4,631
  After ten years through fifteen years..............       7,119         408       --                13       7,540
  Over fifteen years.................................       2,911      --           --            --           2,911
                                                       -----------  ---------    ----------    -----------  ---------
    Total............................................   $  74,471   $  11,015    $   3,885     $   1,230   $  90,601
                                                       -----------  ---------    ----------    -----------  ---------
                                                       -----------  ---------    ----------    -----------  ---------
Interest rate terms on amounts due after one year:
  Fixed..............................................   $  16,356   $   1,220    $  --         $     188   $  17,764
  Adjustable.........................................      13,239       2,607       --              --        15,846
                                                       -----------  ---------    ----------      ---------  ---------
    Total............................................   $  29,595   $   3,827    $  --         $     188   $  33,610
                                                       -----------  ----------   ----------      ---------  ----------
                                                       -----------  ----------   ----------      ---------  ----------

------------------------
(1) Includes second mortgages on one-to-four family residential loans.

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

    Historically, the Bank has not been an active purchaser of loans. The Bank did not purchase any loans during fiscal 1996, 1995 or 1994. Although the Bank emphasizes the origination of ARMs, the Bank also offers fixed rate loans with terms up to 15 years. The Bank does not originate 30 year fixed rate loans. With the exception of certain loans sold in 1993 which have an aggregate outstanding principal balance at September 30, 1997 of $442,000, all fixed rate loans sold by the Bank have been sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower. Loans are sold by the Bank primarily to the Federal Home Loan Mortgage Corporation ("FHLMC").

Loans are sold to the FHLMC pursuant to forward sales commitments and, therefore, an increase or decrease in interest rates after loan origination and prior to sale does not adversely affect the Bank's income at the time of sale. The Bank did not sell any loans during fiscal 1997, 1996 or fiscal 1995.

    The following table shows origination and sale activity of the Bank with respect to its loans during the periods indicated. The Bank has not purchased any loans during the periods reported.

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Real estate loan originations:
  One-to-four family residential.................................................  $  17,528  $  14,668  $  14,711
  Multi-family residential.......................................................      1,495      3,679        889
  Land and construction:
    Residential..................................................................      5,125      4,242      5,193
    Commercial...................................................................      1,136        824     --
                                                                                   ---------  ---------  ---------
    Total real estate loan originations..........................................     25,284     23,413     20,793
                                                                                   ---------  ---------  ---------
Total consumer loan originations.................................................        470        343        345
                                                                                   ---------  ---------  ---------
    Total loan originations......................................................     25,754     23,756     21,138
                                                                                   ---------  ---------  ---------
Less:
  Principal loan repayments......................................................     15,814     16,588     13,699
  Sales of whole loans...........................................................     --         --         --
  Transferred to other real estate owned.........................................         64     --         --
  Loans in process...............................................................       (836)      (307)       401
  Other, net(1)..................................................................        247        644         32
                                                                                   ---------  ---------  ---------
  Net increase (decrease)........................................................  $  10,465  $   6,831  $   7,006
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(1) Includes changes related to amortization of deferred loan fees, the allowance for loan losses and other miscellaneous adjustments.

    LOANS-TO-ONE BORROWER. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Bank's limit on loans-to-one borrower was approximately $2.4 million.

    ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1997, $74.5 million or 82.2% of the Bank's total loan portfolio consisted of one-to-four family residential real estate loans. The Bank originated $17.5 million, $14.7 million and $14.7 million of one-to-four family residential loans in fiscal 1997, 1996 and 1995, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $74.5 million of such loans at September 30, 1997, $55.2 million or 74.1% had adjustable-rates of interest and $19.3 million or 25.9% had fixed-rates of interest.

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

    The Bank's fixed rate loans are originated primarily with terms of 15 years and the Bank does not originate fixed rate loans with a term exceeding 20 years. The Bank also offers, but does not emphasize, second mortgage loans with fixed rates of interest and terms of one to 15 years. The Bank does not require that it hold the first mortgage on the secured property, however, the balance on all mortgages on the secured property generally cannot exceed 80% of the value of the secured property. At September 30, 1997, second mortgage loans amounted to $4.7 million or 5.4% of the total loan portfolio.

    The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. However, the Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. At September 30, 1997, the Bank had $4.9 million of loans with a loan-to-value ratio in excess of 80% of appraised value.

    MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1997, $11.0 million or 12.2% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. The majority of the Bank's multi-family residential loans are secured by apartment buildings. All of the Bank's multi-family real estate loans are secured by property located in the Bank's primary market area.

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

    Multi-family real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At September 30, 1997, the Bank had $360,000 of nonperforming multi-family real estate loans. See "-- Asset Quality."

    LAND AND CONSTRUCTION LENDING. The Bank also originates residential land and construction loans, although the Bank has originated multi-family construction and land acquisition and development loans to a limited degree. Land and construction loans are classified as either residential or multi-family at the time of origination, depending on the nature of the property securing the loan. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1997, land and construction loans amounted to $3.9 million or 4.3% of the Bank's total loan portfolio, all of which consisted of residential construction loans. The Bank's residential and multi-family construction loans generally have fixed interest rates for a term of one year, with payments being made monthly on an interest-only basis. Construction loans are made with a maximum loan to value ratio of 80%.

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

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At September 30, 1997, the Bank had $309,000 of nonperforming land and construction loans. See "--Asset Quality."

    CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include deposit account secured loans and unsecured loans. Consumer loans amounted to $1.2 million or 1.4% of the total loan portfolio at September 30, 1997, $702,000 of which consisted of loans secured by deposit accounts. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

    LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

    The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB No. 91, the Bank recognized approximately $292,000 during fiscal 1997 in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

    The Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any troubled debt restructurings as of September 30, 1997.

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1997 in dollar amounts and as a percentage of each category of the Bank's loan portfolio at such date. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                          ONE-TO-FOUR
                                             FAMILY                      LAND AND
                                          RESIDENTIAL   MULTI-FAMILY   CONSTRUCTION     CONSUMER       TOTAL
                                          ------------  -------------  -------------  ------------   --------------
                                          AMOUNT   %    AMOUNT    %    AMOUNT    %    AMOUNT    %    AMOUNT    %
                                          ------  ----  ------   ----  ------   ----  ------   ----  ------  ------
                                                                   (DOLLARS IN THOUSANDS)
Loans delinquent for:
  30--89 days                             $1,641  2.20%  $598    5.43%  $ 96    2.47%  $--       --% $2,335    2.58%
  90 days and over                         1,266  1.70    360    3.27    309    7.95     2     0.16   1,937     2.14
                                         -------         -----           ----          -----         ------
    Total delinquent loans                $2,907         $958           $405           $ 2           $4,272
                                          -------        -----           ----          -----         ------
                                          -------        -----           ----          -----         ------



    The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                             (DOLLARS IN THOUSANDS)
Nonaccruing loans:
  One-to-four family residential.....................................................  $   1,266  $     917  $     911
  Multi-family residential...........................................................        360         56     --
  Land and construction..............................................................        309         90        334
  Consumer...........................................................................     --         --         --
Accruing consumer loans 90 days or more delinquent:..................................          2        117     --
                                                                                       ---------  ---------  ---------
    Total nonperforming loans........................................................      1,937      1,180      1,245
                                                                                       ---------  ---------  ---------
  Real estate acquired through foreclosure...........................................     --         --         --
                                                                                       ---------  ---------  ---------
Total nonperforming assets...........................................................  $   1,937  $   1,180  $   1,245
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Total nonperforming loans as a percentage of total net loans.........................       2.19%      1.51%      1.75%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Total nonperforming assets as a percentage of total assets...........................       1.98%      1.34%      1.44%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The $1.3 million of nonaccruing one-to-four family residential loans at September 30, 1997 consisted of 38 loans secured by one-to-four family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $134,000 and the average loan balance was approximately $51,000. Substantially all of such loans are extended to separate borrowers.

    CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1997, the Bank had $2.6 million of classified assets, $2.6 million of which were classified substandard and $2,000 of which were classified loss.

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

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------

Average loans receivable, net....................................................  $  83,912  $  73,875  $  67,248
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Allowance for possible loan losses, beginning of year............................  $     366  $     239  $     233
Charge-offs(1)...................................................................        (27)    --            (19)
Recoveries(1)....................................................................     --              1     --
Provision for loan losses........................................................        137        126         25
                                                                                   ---------  ---------  ---------
Allowance for loan losses, end of period.........................................  $     476  $     366  $     239
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net loans (charged-off) recovered to average loans, net..........................      (0.03)%       --%     (0.03)%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Allowance for loan losses to total loans.........................................       0.53%      0.45%      0.32%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Allowance for loan losses to total nonperforming loans...........................      24.57%     31.02%     19.20%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net loans (charged-off) recovered to allowance for loan losses...................      (5.67)%      0.27%     (7.95)%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------
(1) All charge-offs and recoveries relate to single-family loans.

  The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                SEPTEMBER 30,
                                      ------------------------------------------------------------------
                                              1997                   1996                   1995
                                      --------------------   --------------------   --------------------
                                               % OF LOANS             % OF LOANS             % OF LOANS
                                                 IN EACH                IN EACH                IN EACH
                                               CATEGORY TO            CATEGORY TO            CATEGORY TO
                                      AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                      ------   -----------   ------   -----------   ------   -----------
                                                            (DOLLARS IN THOUSANDS)
One-to-four family residential......   $316        82.2%      $226        78.5%      $154        64.4%
Multi-family real estate............    100        12.2         80        14.0         50        21.0
Land and construction...............     50         4.3         25         7.2         25        10.5
Consumer............................     10         1.4         35         0.3         10         4.1
                                      ------      -----      ------      -----      ------      -----
  Total.............................   $476       100.0%      $366       100.0%      $239       100.0%
                                      ------      -----      ------      -----      ------      -----
                                      ------      -----      ------      -----      ------      -----


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

    The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                                   SEPTEMBER 30,
                                                       ----------------------------------------------------------------------
                                                                1997                    1996                    1995
                                                       ----------------------  ----------------------  ----------------------
                                                        CARRYING     MARKET     CARRYING     MARKET     CARRYING     MARKET
                                                          VALUE       VALUE       VALUE       VALUE       VALUE       VALUE
                                                       -----------  ---------  -----------  ---------  -----------  ---------
U.S. Government and agency securities................   $   2,990       2,984   $   4,003   $   3,980   $   5,001   $   5,000
Mortgage-backed securities...........................         797         798         818         816         972         971
FHLB stock...........................................         785         785         700         700         651         651
                                                       -----------  ---------  -----------  ---------  -----------  ---------
    Total............................................   $   4,572   $   4,567   $   5,521   $   5,497   $   6,624   $   6,622
                                                       -----------  ---------  -----------  ---------  -----------  ---------
                                                       -----------  ---------  -----------  ---------  -----------  ---------

    Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at September 30, 1997 is presented below. The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

                                                                                   AT SEPTEMBER 30, 1997
                                                            -------------------------------------------------------------------
                                                                                           AFTER FIVE
                                                              ONE YEAR     AFTER ONE TO        TO          OVER 10
                                                               OF LESS      FIVE YEARS      10 YEARS        YEARS       TOTAL
                                                            -------------  -------------  -------------  -----------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
U.S. Government and agency securities, excluding FHLB
  stock...................................................    $  --          $   2,990      $  --         $  --       $   2,990
Mortgage-backed securities................................       --                798         --            --             798
                                                              --------        --------      --------      --------    ---------
  Total...................................................    $  --          $   3,788      $  --         $  --       $   3,788
                                                              --------        --------      --------      --------    ---------
                                                              --------        --------      --------      --------    ---------
Weighted average yield....................................       --%              6.45%        --%           --%           6.45%

    The Company generally holds its investments to maturity. The Bank acquires investment securities with the intent and has the ability to hold such investment securities to maturity. Investment securities are carried at cost (as adjusted for amortization of premiums and discounts) because it is management's intention to hold them to maturity. The Bank to date has not engaged and does not intend to engage in the immediate future in trading investment securities. As of September 30, 1997, the Company had no investment securities classified as available for sale and $798,000 of mortgage-backed securities classified as available for sale. The Company had aggregate net unrealized gains of approximately $1,000 as of September 30, 1997 with respect to its mortgage-backed securities classified as available for sale. At September 30, 1997, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

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

    The Bank considers its primary market area to be Campbell County, Kentucky. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Kentucky at September 30, 1997.

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

                                                                                       SEPTEMBER 30,
                                                              ----------------------------------------------------------------
                                                                      1997                  1996                  1995
                                                              --------------------  --------------------  --------------------
                                                               AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Passbook and statement savings accounts.....................  $   7,563      10.52% $   8,393      13.17% $   7,859      13.10%
Money market accounts.......................................      2,685       3.74      2,691       4.22      3,002       5.00
Certificates of deposit.....................................     58,660      81.63     49,647      77.90     46,682      77.81
NOW and Super NOW accounts..................................      2,950       4.11      3,000       4.71      2,455       4.09
                                                              ---------  ---------  ---------  ---------  ---------  ---------
  Total deposits at end of period...........................  $  71,858     100.00% $  63,731     100.00% $  59,998     100.00%
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------  ---------

                                   -16-

    The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                        1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
Increase (decrease) before interest credited.........................................  $   4,919  $   1,291  $   2,585
Interest credited....................................................................      3,208      2,442      2,286
                                                                                       ---------  ---------  ---------
Net savings increase (decrease)......................................................  $   8,127  $   3,733  $   4,871
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1997 by time remaining to maturity.


                                                                                                       AMOUNTS IN
                                                                                                        THOUSANDS
                                                                                                       -----------
Three months or less.................................................................................   $   1,450
Over three months through six months.................................................................         754
Over six months through 12 months....................................................................       1,602
Over 12 months.......................................................................................       3,619
                                                                                                       -----------
  Total..............................................................................................   $   7,425
                                                                                                       -----------
                                                                                                       -----------

    The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1997 and 1996, and the amounts at September 30, 1997 which mature during the periods indicated.

                                               AMOUNTS AT SEPTEMBER 30, 1997
                         September 30,              MATURING WITHIN
                         -------------     ------------------------------------------------
 CERTIFICATES OF
    DEPOSIT              1997       1996     ONE YEAR    TWO YEARS   THREE YEARS  THEREAFTER
----------------      ---------  ---------  ---------  -----------  -----------  -----------
                                            (IN THOUSANDS)
4.0% or less          $      82   $     55   $     82   $  --        $  --        $  --
4.01% to 6.0%            24,478     25,816     21,201       2,110          346          821
6.01% to 8.0%            34,100     23,776     13,172      11,871        5,923        3,134
8.01% to 10.0%            --         --         --          --           --           --
                       ---------  ---------  ---------  -----------  -----------      -----
Total certificate
accounts..........     $ 58,660   $ 49,647   $  34,455  $  13,981    $   6,269     $  3,955
                       ---------  ---------  ---------  -----------  -----------      -----
                       ---------  ---------  ---------  -----------  -----------      -----

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                   SEPTEMBER 30,
                                               ------------------------------------------------------
                                                     1997               1996               1995
                                               ----------------   ----------------   ----------------
                                                        AVERAGE            AVERAGE            AVERAGE
                                               AVERAGE   RATE     AVERAGE   RATE     AVERAGE   RATE
                                               BALANCE   PAID     BALANCE   PAID     BALANCE   PAID
                                               -------  -------   -------  -------   -------  -------
                                                                   (Dollars in Thousands)
Passbook and statement savings accounts......  $7,888    2.73%    $8,074    2.78%    $8,938    2.78%
Money market accounts........................   2,638    2.74      2,797    2.74      3,737    2.74
Certificates of deposit......................  54,312    6.01     48,096    6.11     42,205    5.43
NOW and Super NOW accounts...................   2,732    2.27      2,521    2.16      2,409    2.21
Noninterest-bearing deposits.................     193    --          157    --          136    --
                                               -------  -------   -------  -------   -------  -------
  Total deposits.............................  $67,763   5.40%    $61,644   5.35%    $57,425   4.69%
                                               -------  -------   -------  -------   -------  -------
                                               -------  -------   -------  -------   -------  -------

    BORROWING. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1997, the Bank had $8.8 million of advances from the FHLB of Cincinnati.

    The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

                                                                                          AT OR FOR THE YEAR ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                              (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding........................................................  $   8,937  $   3,926  $   7,650
  Maximum amount outstanding at any month-end during the period......................  $   9,701  $   4,504  $   9,526
  Balance outstanding at end of period...............................................  $   8,846  $   4,454  $   3,651
  Weighted average interest rate during the period...................................       5.85%      5.46%      5.74%
  Weighted average interest rate at end of period....................................       5.76%      5.51%      5.42%

                                                         AT OR FOR THE YEAR ENDED
                                                               SEPTEMBER 30,
                                                     ---------------------------------
                                                        1997       1996        1995
                                                      ---------  ---------     -----
                                                         (DOLLARS IN THOUSANDS)
Other borrowings:
  Average balance outstanding.......................    $ 192      $   265   $  --
  Maximum amount outstanding at any
    month-end during the period.....................    $  --      $ 2,300   $  --
  Balance outstanding at end of period..............    $  --      $ 2,300   $  --
  Weighted average interest rate
    during the period...............................     8.25%        8.25%     --%
  Weighted average interest rate at
    end of period...................................       --%        8.25%     --%

EMPLOYEES

    The Bank had 18 full-time employees and four part-time employees at September 30, 1997. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

SUBSIDIARIES

    The Bank had no subsidiaries as of September 30, 1997.

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

    ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. Such financial institution holding companies are the only such companies which may engage in any commercial, securities and insurance activities. However, Congressional legislative proposals, which have been introduced and are under consideration, would either limit unitary savings and loan holding companies to the same activity limits as are imposed on other financial institution holding companies or would permit certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. The Company cannot predict if, and in what form, these proposals might become law. However, the broad latitude to engage in activities under current law is restricted if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution. If this is the case, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "--The Bank--Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--The Bank--
Qualified Thrift Lender Test."

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

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all affiliate transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of savings institutions and their holding companies. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit.
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Bank was in compliance with the above restrictions.

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

    The underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1997, The Omnibus Appropriations Act was signed into law.

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

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

    At September 30, 1997, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.94%, 16.94% and 24.32%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of September 30, 1997.

                                      TANGIBLE     CORE     RISK-BASED
                                       CAPITAL    CAPITAL   CAPITAL(1)
                                      ---------  ---------  -----------
                                            (DOLLARS IN THOUSANDS)
Regulatory capital.................   $  14,509  $  14,509   $  14,509
Additional Capital Items:..........          --         --         476
                                      ---------  ---------  -----------
  A regulatory capital
  Regulatory Capital...............      14,509     14,509      14,985
Minimum required
  regulatory capital...............       1,285      2,569       4,929
                                      ---------  ---------  -----------
Excess regulatory capital..........   $  13,224  $  11,940   $  10,056
                                      ---------  ---------  -----------
                                      ---------  ---------  -----------
Regulatory capital as a
  percentage.....................         16.94%     16.94%      24.32%
Minimum capital required
  as a percentage................          1.50       3.00        8.00
                                      ---------  ---------  -----------
Regulatory capital as a
  percentage in excess of
  requirements....................        15.44%     13.94%      16.32%
                                      ---------  ---------  -----------
                                      ---------  ---------  -----------

    LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1997, the Bank's liquidity ratio was 5.45%.

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

    Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on September 30, 1996, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. At September 30, 1997, the Bank was a Tier 1 institution for purposes of this regulation. See "--Regulatory Capital Requirements."

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

    QUALIFIED THRIFT LENDER TEST. In general , savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

    Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

    Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additionally 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1997, under the expanded QTL test, approximately 93.6% of the Bank's portfolio assets were qualified thrift investments.

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1997, the Bank had $8.8 million of FHLB advances.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Bank had $785,000 in FHLB stock, which was in compliance with this requirement.

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

    NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1997, the Bank had no NOL carryforwards for federal income tax purposes.

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

    The Bank is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. government or certain of its agencies. During the year ended September 30, 1997, the amount of such expense for the Bank was $73,000.

    The Company is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1997 return, which is based on net worth as of December 31, 1997.

ITEM 2. PROPERTIES.

    At September 30, 1997, the Bank conducted its business from its executive offices in Fort Thomas, Kentucky and one full service branch office, both of which are located in Campbell County, Kentucky.

    The following table sets forth certain information with respect to the Bank's office properties at September 30, 1995.

                                           NET BOOK       ASSESSED
                                           VALUE OF         VALUE
                                         PREMISES AND        FOR
                                         FIXED ASSETS,    PROPERTY     AMOUNT OF
DESCRIPTION/ADDRESS      LEASED/OWNED         NET           TAXES      DEPOSITS
-----------------------  -------------   -------------    --------     ---------
                                                (IN THOUSANDS)
Main Office
  (2 Buildings)
  Fort Thomas, KY        Owned           $  228           $  904       $ 49,737

Branch Office
  Alexandria, KY         Owned              342              347         22,121
                                         ------           ------       --------
            Totals                       $  570           $1,251       $ 71,858
                                         ------           ------       --------
                                         ------           ------       --------

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.

    The information required herein, to the extent applicable, is incorporated by reference from page 51 of the Company's 1997 Annual Report to Stockholders ("1997 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from page 3 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

    The information required herein is incorporated by reference from pages 4 to 17 of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required herein is incorporated by reference from pages 18 to 50 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 26, 1998 ("Definitive Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) DOCUMENTS FILED AS PART OF THIS REPORT

        (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

        Independent Auditors' Report
        Consolidated Statements of Financial Condition at September 30,
          1997 and 1996
        Consolidated Statements of Income for the years ended
          September 30, 1997, September 30, 1996 and September 30,
          1995
        Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1997, September 30, 1996 and September 30, 1995.
        Consolidated Statements of Cash Flows for the years ended
          September 30, 1997, September 30, 1996 and September 30, 1995. Notes to Consolidated Financial Statements.

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

                                EXHIBIT INDEX

                                                                             PAGE
                                                                             ----
 2.1  Plan of Conversion                                                     *
 3.1  Amended and Restated Articles of Incorporation of Fort Thomas
        Financial Corporation                                                **
 3.2  Code of Regulations of Fort Thomas Financial Corporation               *
 3.3  Bylaws of Fort Thomas Financial Corporation                            *
 4.0  Stock Certificate of Fort Thomas Financial Corporation                 ***
10.5  Employment Agreement between Fort Thomas Financial Corporation and
        Larry N. Hatfield                                                    *
10.6  Employment Agreement between Fort Thomas Financial Corporation and
        J. Michael Lonnemann                                                 *
13.0  1997 Annual Report to Stockholders                                     ****
22.0  Subsidiaries of the Registrant--Reference is made to
        "Item 1 Business--Subsidiaries" for the required information

------------------------

(*)   Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on March 7, 1995.

(**) Incorporated herein by reference from the Company's Registration Statement on Form 8-A filed with the SEC on June 14, 1995.

(***) Incorporated herein by reference from the Company's Form 10-K for fiscal
    1995.

(****)Filed with the Company's Definitive Proxy Statement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORT THOMAS FINANCIAL CORPORATION

                                BY:  /s/ Larry N. Hatfield
                                     -----------------------------------------
                                     Larry N. Hatfield
                                     President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry N. Hatfield
------------------------------                      December 27, 1997
Larry N. Hatfield
President and Chief
  Executive Officer

/s/ Robert L. Grimm
------------------------------                      December 27, 1997
Robert L. Grimm
Chairman of the Board

/s/ Harold A. Luersen
------------------------------                     December 27, 1997
Harold A. Luersen
Director

/s/ Don J. Beckmeyer
------------------------------                     December 27, 1997
Don J. Beckmeyer
 Director

/s/ J. Steven Mclane
------------------------------                     December 27, 1997
J. Steven Mclane
Director

/s/ J. Michael Lonnemann
------------------------------                     December 27, 1997
J. Michael Lonnemann
Vice President and Secretary
(Principal accounting officer)