Form 10-Q
period 1997-12-31
FORT THOMAS FINANCIAL CORP
filed 1998-02-17
CIK 940711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 ------------     -----------

                         Commission File Number 0-26242

                        FORT THOMAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                       61-1278396
-------------------------------------------------        -----------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                           Identification Number)

        25 North Fort Thomas Avenue
           Fort Thomas, Kentucky                                 41075
-------------------------------------------------        -----------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 1998, there were issued and outstanding 1,474,466 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.    FINANCIAL INFORMATION
-------    ---------------------

Item 1.    Consolidated Financial Statements

           Consolidated Statement of Financial Condition
           (As of September 30, 1997 and December 31, 1997 (unaudited))          1

           Consolidated Statements of Income for the three months
           ended December 31, 1997 (unaudited) and 1996 (unaudited).             2

           Consolidated Statements of Cash Flows for the three months
           ended December 31, 1997 (unaudited) and 1996 (unaudited).             3

           Notes to Unaudited Consolidated Financial Statements                  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 5

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings                                                    11
Item 2.    Changes in Securities                                                11
Item 3.    Defaults Upon Senior Securities                                      11
Item 4.    Submission of Matters to a Vote of Security Holders                  11
Item 5.    Other Information                                                    12
Item 6.    Exhibits and Reports on Form 8-K                                     12

SIGNATURES

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    December 31,   September 30,
                                                       1997            1997
                                                    ------------   -------------
                                                            (In Thousands)

ASSETS
  Cash                                                $  2,395        $  2,186
  Investment Securities:
    Held to maturity - at amortized cost                 2,993           2,990
    Available for sale - at market value                    --              --
  Mortgage-backed securities - available

    for sale                                                --             798
  Loans Receivable, net                                 91,073          88,452
  Office Properties and equipment - at
   depreciated cost                                        556             570
  Federal Home Loan Bank Stock

   (FHLB) - at cost                                        800             785
  Cash Surrender Value of Life Insurance                 1,125           1,114
  Accrued Interest Receivable                              766             770
  Prepaid and Other Assets                                  74              93
  Federal Tax Overpaid                                      --              29
  Deferred Federal Income Tax Asset                         91              86
                                                      --------        --------
     TOTAL ASSETS                                     $ 99,873        $ 97,873
                                                      ========        ========

LIABILITIES
  Savings Accounts                                    $ 71,585        $ 71,858
  Federal Home Loan Bank Advances                       11,292           8,846
  Advances from Borrowers for Taxes and
   Insurance                                                25             229
  Deferred Compensation                                    522             504
  Accrued Interest Payable                                  71              59
  Accrued Federal Income Taxes                             147              --
  Other Liabilities                                        433             591
                                                      --------        --------
     TOTAL LIABILITIES                                  84,075          82,087
                                                      --------        --------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value;
   4,000,000 shares authorized;
   1,573,775 shares issued and
   outstanding                                              16              16
  Additional Paid-in Capital                             9,454           9,436
  Unearned ESOP Shares                                    (718)           (744)
  MRP Trust                                               (642)           (672)
  Retained Earnings, Substantially
   Restricted                                            9,066           8,852
  Treasury Stock (99,309 shares at cost)                (1,378)         (1,103)
  Unrealized Gain on Investment
   Securities                                               --               1
                                                      --------        --------
     TOTAL STOCKHOLDERS' EQUITY                         15,798          15,786
                                                      --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 99,873        $ 97,873
                                                      ========        ========

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended
                                                 December 31,
                                      -------------------------------
                                            1997            1996
                                      ---------------  --------------
                                           (Dollars in Thousands)

Interest Income
  Interest on loans                          $1,978       $1,767
  Interest on investment
   securities                                    48           65
  Interest on mortgage-backed
   securities                                     1           10
  Other interest and dividends                   49           46
                                             ------       ------
    Total interest income                     2,076        1,888
                                             ------       ------
Interest Expense
  Deposits                                      970          848
  FHLB advances                                 138          116
                                             ------       ------
    Total interest expense                    1,108          964
                                             ------       ------
Net interest income                             968          924
Provision for loan losses                        12           12
                                             ------       ------
  Net interest income after
   provision for loan losses                    956          912
                                             ------       ------
Other Income
  Fees and charges                               39           23
  Gain on sale of REO                            --           --
  Other                                          36           26
                                             ------       ------
    Total other income                           75           49
                                             ------       ------
Other Expenses
  Salaries and employee
    benefits                                    280          296
  Franchise and other taxes                      36           30
  Federal insurance premium                      11           37
  Expenses of premises and
    fixed assets                                 44           44
  Data processing and related contract
services                                         33           30
  Other operating expense                       152          154
                                             ------       ------
    Total other expenses                        556          591
                                             ------       ------
Income before income tax                        475          370
Federal income tax expense                      169          110
                                             ------       ------
   Net income                                $  306       $  260
                                             ======       ======
Earnings per share:
    Basic                                     $0.22        $0.18
                                             ======       ======
    Diluted                                   $0.21        $0.17
                                             ======       ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                December 31,
                                                      ----------------------------------
                                                             1997            1996
                                                      ----------------  ----------------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $306           $260
  Reconciliation of net income
    with cash flows from
    operations:
  Allowance for losses on
   loans                                                        12             12
  Depreciation                                                  17             20
  Deferred income taxes                                         (5)           (25)
  Amortization                                                 (63)           (53)
  FHLB stock dividends                                         (14)           (12)
  Amortization of stock-based                                   48             58
compensation plans
  Changes in
   Accrued interest receivable                                   4            (44)
   Prepaid and other assets                                     19             71
   Cash surrender value of life insurance                      (11)           (12)
   Deferred compensation                                        18             31
   Accrued interest payable                                     11              2
   Accrued income tax                                          176            (64)
   Other liabilities                                          (158)          (452)
                                                           -------        -------
    NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                                       361           (208)
                                                           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                             --           (500)
  Maturity of investment securities                            791             --
  Loan originations and repayments, net                     (2,636)        (3,199)
  Principal received on mortgage-backed
   security                                                     --             19
  Expenses paid for REO                                        (14)            --
  Proceeds from sale of REO                                     83             --
  Purchase of office properties and
   equipment                                                    (4)            (2)
                                                           -------        -------
     NET CASH USED IN INVESTING
      ACTIVITIES                                            (1,780)        (3,682)
                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in savings
    accounts                                                  (272)         1,349
  Dividends paid                                               (92)           (97)
  ESOP shares released                                          26             26
  Common Stock shares purchased for
    Treasury                                                  (275)          (481)
  Advance from borrowers for taxes and
   insurance                                                  (204)          (184)
  Repayments of FHLB advances                               (2,004)         2,649
  Proceeds from FHLB advances                                4,450             --
                                                           -------        -------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                             1,629          3,262
                                                           -------        -------
    CHANGES IN CASH AND CASH EQUIVALENTS                       210           (628)
  CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                2,185          1,786
                                                           -------        -------
  CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                  $2,395         $1,157
                                                           =======        =======

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

    The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997 contained in the Corporation's 1997 Annual Report.

Note 2 - Earnings Per Share

    The earnings per share amount for the quarters ended December 31, 1996 and 1997 is based upon the average outstanding shares of the Corporation reduced by the unreleased shares of the Corporation's Employee Stock Ownership Plan. The number of shares used in this calculation was 1,558,058 and 1,483,690, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At December 31, 1997, the Corporation's total assets amounted to $99.9 million as compared to $97.9 million at September 30, 1997. The $2.0 million or 2.0% increase was primarily due to an increase in loans receivable, net. Such increase was funded primarily by an increase in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Stockholders' equity remained stable at $15.8 million or 15.8% of total assets at December 31, 1997.

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

DELINQUENT LOANS

    The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at December 31, 1997. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                                   Percent of Corresponding
                                                    Loans Delinquent For                               Loan Categories
                                            ------------------------------------------     -----------------------------------
                                                                                                         90 Days
                                              30-89           90 Days                        30-89        and
                                              Days           and Over         Total          Days         Over         Total
                                            ------------   ------------    ------------    --------    -----------    --------
                                                  (Dollars in Thousands)

One- to four-family residential             $2,625             $1,470            $4,095      3.98%        2.23%          6.21%
Multi-family and non-
 residential                                   340                436               776       3.07         3.94           7.01
Construction and land                          640                111               751      11.58         2.01          13.59
Consumer                                        --                 18                18         --         1.53           1.53
                                            ------              -----            ------

  Total delinquent loans                    $3,605             $2,035            $5,640
                                             =====              =====             =====

    The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.



                                        December 31,             September 30,
                                ---------------------------   -----------------
                                     1997          1996               1997
                                ------------    -----------   -----------------



Non-accruing loans:

  One- to four-family
     residential (1)                 $1,470        $1,402              $1,266

   Multi-family and non-
     residential real estate            436            --                 360

   Construction and land                111            97                 309

   Consumer                              --            33                  --

Accruing consumer loans
 greater than 90 days
 delinquent:                             18            --                   2
                                     ------        ------              ------

   Total non-performing loans         2,035         1,532               1,937
                                     ------        ------              ------

Real estate acquired through
  foreclosure                            --            --                  --
                                     ------        ------              ------

   Total non-performing assets       $2,035        $1,532              $1,937
                                     ======        ======              ======

   Total non-performing
     assets as a percentage of
     total net loans                   2.43%         1.83%               2.19%
                                       ====          ====                ====

   Total non-performing
     assets as a percentage of
     total assets                      2.04%         1.68%               1.98%
                                       ====          ====                ====


---------------------------

(1)   Includes second mortgage loans.

    The $2.0 million of nonaccruing loans at December 31, 1997 consisted of 38 loans with an average balance of approximately $54,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter would have been approximately $42,000.

CLASSIFIED ASSETS

    Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1997, the Bank had $2.3 million of loans which were classified as substandard, $20,000 of loans classified as doubtful and $48,000 of loans classified as loss.

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

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.





                                           Three Months Ended          Year Ended
                                               December 31,           September 30,
                                     -----------------------------    --------------
                                         1997             1996            1997
                                     -------------      ----------    --------------
                                             (Dollars in Thousands)

Average loans receivable, net           $89,835         $79,778         $ 83,912
                                         ======          ======           ======
Allowance for loan losses
   Balance at beginning of period       $   476         $   366         $    366
   Net (charge-offs) recoveries             (15)             --              (27)
   Provision for loan losses                 12              12              137
                                          -----          ------           ------
   Balance at end of period             $   473         $   378         $    476
                                          =====          ======           ======
   Net loans (charged-off)
     recovered to average loans           (0.02)%            --%           (0.03)%
                                         ======          ======           ======
   Allowance for loan losses to
     total loans                           0.52%           0.47%           0.54%
                                          =====           =====            =====
   Allowance for loan losses to
     total non-performing loans           23.24%          24.67%          24.57%
                                          =====           =====            =====
   Net loans (charged-off)
     recovered to allowance for
     loan losses                          (3.17)%            --%           (7.95)%
                                         ======          ======           ======

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                      December 31, 1997
                              -------------------------------------
                                                 Percent of Loans
                                                 in Each Category
                                   Amount         to Total Loans
                              ----------------  -------------------
                                    (Dollars in Thousands)


One- to four-family residential       $313           80.21%

Multi-family residential               100           11.68

Land and construction                   50            6.81

Consumer loans                          10            1.30
                                       ---          ------

       Total                          $473          100.00%
                                       ===          ======



RESULTS OF OPERATIONS

    GENERAL. The Corporation reported net income of $306,000 during the three months ended December 31, 1997 compared to $260,000 during the three months ended December 31, 1996. The increase in net income during the three months ended December 31, 1996 compared to the same period in 1996 was due primarily to increases in net interest income and total other income and a decrease in total other expenses.

    INTEREST INCOME. Interest income increased $188,000 or 10.0% to $2.1 million for the three months ended December 31, 1997 compared to the same period in 1996. The increase during the 1997 period was due primarily to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was primarily due to increased loan demand.

    INTEREST EXPENSE. Interest expense increased $144,000 or 14.9% to $1.1 million for the three months ended December 31, 1997 compared to the same period in 1996. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and, to a lesser extent, FHLB advances.

    NET INTEREST INCOME. Net interest income amounted to $968,000 for the three months ended December 31, 1997 compared to $924,000 for the comparable period in 1996. The interest rate spread amounted to 3.16% for the 1997 period compared to 3.30% for the 1996 period and the ratio of average interest-earning assets to average interest-bearing liabilities was 118.63% and 120.76% for the same respective periods.

    OTHER INCOME. Other income increased $26,000 or 53.1% during the three months ended December 31, 1997 compared to the same period in 1996 due primarily to an increase in fees and charges relating to loans.

    OTHER EXPENSES. Operating expenses decreased $35,000 or 5.9% to $556,000 for the three months ended December 31, 1997 compared to the same period in 1996. Such decrease was primarily due to a decrease of $26,000 in federal deposit insurance premiums and a decrease of $16,000 in salaries and employee benefits. The decrease in insurance premiums resulted from a decrease in the assessment rate.

    YEAR 2000. The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received conformations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At December 31, 1997, the Bank had $11.3 million of outstanding advances from the FHLB of Cincinnati.

    As of December 31, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 15.1%, 15.1% and 24.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                     PART II

Item 1.           Legal Proceedings

      Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.           Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.           Defaults Upon Senior Securities

      Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

      On January 26, 1998, the Corporation held an annual meeting for the election of directors and the ratification of auditors. The votes with respect to such proposals are set forth below.

Proposal One (Election of Directors):

Name                       FOR       AGAINST      WITHHELD       NOT VOTED
----                       ---       -------      --------       ---------
Larry N. Hatfield       1,195,646       --          12,269         266,551
Robert L. Grimm         1,193,714       --          14,201         266,551
Harold A. Luersen       1,193,714       --          14,201         266,551
Don J. Beckmeyer        1,195,746       --          12,169         266,551
J. Steven McLane        1,195,746       --          12,169         266,551

Proposal Two (Ratification of Auditors):

     FOR             AGAINST        ABSTAIN         NOT VOTED
     ---             -------        -------         ---------
  1,193,165           3,670          11,080          266,551


Item 5.           Other Information

      None.

Item 6.           Exhibits and Reports on Form 8-K

      None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FORT THOMAS FINANCIAL CORPORATION



Date: February 6, 1998          By:/s/ Larry N. Hatfield
                                   --------------------------------------
                                   Larry N. Hatfield
                                   President and Chief Executive Officer



Date: February 6, 1998          By:/s/ J. Michael Lonnemann
                                   --------------------------------------
                                   J. Michael Lonnemann
                                   Vice President, Secretary and Principal
                                   Financial Officer