Form 10-Q
period 1998-03-31
FORT THOMAS FINANCIAL CORP
filed 1998-05-15
CIK 940711

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------    ------------

                         Commission File Number 0-26242

                       FORT THOMAS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Ohio                                                    61-1278396
 ---------------------------------------------------------------               ----------------------
 (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer
                                                                               Identification Number)

                      25 North Fort Thomas Avenue
                         Fort Thomas, Kentucky                                             41075
         -------------------------------------------------------                      ----------------
                (Address of principal executive office)                                  (Zip Code)

                                (606) 441-3302
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 1998, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.

               FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.  Consolidated Financial Statements

         Consolidated Statement of Financial Condition
         (As of September 30, 1997 and March 31, 1998 (unaudited))                            1

         Consolidated Statements of Income for the three and six months
         ended March 31, 1998 (unaudited) and 1997 (unaudited)                                2

         Consolidated Statements of Cash Flows for the six
         months ended March 31, 1998 (unaudited) and 1997 (unaudited)                         3

         Notes to Unaudited Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                5

PART II. OTHER INFORMATION
-------- -----------------


Item 1.  Legal Proceedings                                                                   12
Item 2.  Changes in Securities and Use of Proceeds                                           12
Item 3.  Defaults Upon Senior Securities                                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                                 12
Item 5.  Other Information                                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                                    12

SIGNATURES

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 March 31,              September 30,
                                                                    1998                     1997
                                                           ---------------------    ----------------------
                                                                           (In Thousands)
 ASSETS
   Cash and Due From Banks                                          $4,106                    $ 2,186
   Investment Securities at Amortized Cost                           2,499                      2,990
   Mortgage-Backed Securities Available for Sale -
     At Market Value                                                    --                        798
   Loans Receivable, Net                                            91,381                     88,452
   Office Properties and Equipment - At
    Depreciated Cost                                                   544                        570
   Federal Home Loan Bank Stock
    (FHLB) - At Cost                                                   814                        785
   Cash Surrender Value of Life Insurance                            1,137                      1,114
   Accrued Interest Receivable                                         816                        771
   Prepaid and Other Assets                                            116                         93
   Deferred Federal Income Tax Asset                                   187                         86
                                                                  --------                  ---------
      TOTAL ASSETS                                                $101,600                    $97,847
                                                                   =======                     ======

 LIABILITIES
   Deposits                                                        $74,793                    $71,858
   Borrowed funds                                                    9,637                      8,846
   Advances from Borrowers for Taxes and
    Insurance                                                          104                        229
   Deferred Compensation                                               532                        504
   Accrued Interest Payable                                             70                         59
   Accrued Federal Income Taxes                                         (7)                       (29)
   Other Liabilities                                                   450                        592
                                                                  --------                   --------
      TOTAL LIABILITIES                                            $85,579                    $82,059
                                                                    ------                     ------

 STOCKHOLDERS' EQUITY
   Common Stock, $.01 Par Value;
    4,000,000 Shares Authorized; 1,474,321
    Shares and 1,495,086 Shares
    Outstanding, respectively                                           16                         16
   Additional Paid-in Capital                                        9,466                      9,436
   Unearned ESOP Shares                                               (692)                      (744)
   MRP Trust                                                          (611)                      (672)
   Retained Earnings -- Substantially
    Restricted                                                       9,222                      8,852
   Treasury Stock                                                   (1,380)                    (1,103)
   Unrealized Gain on Investment
    Security                                                            --                          1
                                                                ----------                    -------
      TOTAL STOCKHOLDERS' EQUITY                                    16,021                     15,786
                                                                   -------                    -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $101,600                   $ 97,845
                                                                   =======                    =======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                Three Months Ended                    Six Months Ended
                                                                    March 31,                             March 31,
                                                           ------------------------------      --------------------------------
                                                              1998              1997               1998                 1997
                                                           ----------        ------------      -------------      --------------
                                                                      (Dollars in thousands except earnings per share)
 Interest Income
   Interest on loans                                            $2,007           $1,824             $3,984                $3,591
   Interest on investment securities                                47               64                 95                   129
   Interest on mortgage-backed
    securities                                                      --               13                  1                    23
   Other interest and dividends                                     64               44                112                    90
                                                                ------            -----              -----                 -----
     Total interest income                                       2,118            1,945              4,192                 3,833
                                                                 -----            -----              -----                 -----
 Interest Expense
   Deposits                                                        974              880              1,945                 1,728
   Borrowed funds                                                  157              132                295                   248
                                                                 -----            -----              -----                 -----
     Total interest expense                                      1,131            1,012              2,240                 1,976
                                                                 -----            -----              -----                 -----
 Net interest income                                               987              933              1,952                 1,856
                                                                                                     -----
 Provision for loan losses                                          12              101                 24                   113
                                                                 -----            -----              -----                 -----
   Net interest income after
    provision for loan losses                                      975              832              1,928                 1,743
                                                                 -----            -----              -----                 -----
 Other Income                                                       62               44                137                    93
                                                                 -----            -----              -----                ------
 Other Expenses
 Salaries and employee
   benefits                                                        305              262                585                   566
   Franchise and other taxes                                        36               30                 72                    60
   Federal insurance premium                                        11               11                 22                    48
   Expenses of premises and
     fixed assets                                                   41               42                 84                    86
   Data processing and related
     contract services                                              46               41                 79                    71
   Other operating expense                                         204              150                356                   295
                                                                 -----            -----              -----                 -----
          Total other expenses                                     643              536              1,198                 1,126
                                                                 -----            -----              -----                 -----
 Income before income tax                                          394              340                867                   711
 Federal income tax expense                                        144              116                313                   227
                                                                 -----            -----              -----                 -----
    Net income                                                  $  250           $  224             $  554                $  483
                                                                 =====            =====              =====                 =====
 Earnings per share:
          Basic                                                $  0.18          $  0.15             $ 0.39               $  0.33
                                                                ======           ======              =====                ======
          Fully diluted                                        $  0.17          $  0.15             $ 0.37               $  0.31
                                                                ======           ======              =====                ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                       1998             1997
                                                                    ----------       -----------
                                                                           (In Thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           554                484
   Reconciliation of net income with cash flows from
     operations:
   Allowance for losses on loans                                         24                113
   Depreciation                                                          33                 40
   Deferred income taxes                                               (100)               (13)
   Amortization                                                        (125)              (137)
   FHLB stock dividends                                                 (29)               (24)
   ESOP and stock compensation                                           77                 93
   (Gain) loss on REO                                                    --                 --
   Changes in
    Accrued interest receivable                                         (47)               (87)
    Prepaid and other assets                                            (24)                18
    Cash surrender value of life insurance                              (23)               (23)
    Deferred compensation                                                28                 63
    Accrued interest payable                                             11                 (1)
    Accrued income tax                                                   22                 75
    Other liabilities                                                  (142)              (426)
                                                                      -----              -----
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     259                175
                                                                      -----              -----
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities                                 (1,000)            (1,491)
   Maturity of investment securities                                    791              1,000
   Sale of investment securities                                      1,499                 --
   Loan originations and repayments, net                             (2,994)            (6,222)
   Principal received on mortgage-backed security                        (5)                19
   REO expenses                                                         (19)                --
   Proceeds from sale of REO                                            203                 --
   Purchase of office properties and equipment                           (7)                (2)
                                                                    -------            --------
      NET CASH USED BY INVESTING ACTIVITIES                          (1,532)            (6,696)
                                                                     -------            -------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           2,936              4,784
   Dividends paid                                                      (184)              (190)
   ESOP Shares released                                                  51                 52
   Common Stock shares purchased for treasury                          (277)            (1,102)
   Advance from borrowers for taxes and insurance                      (124)               (89)
   Repayments of borrowings                                          (9,908)              (603)
   Proceeds from borrowings                                          10,700              3,550
                                                                     ------              -----
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,194              6,402
                                                                     ------              -----
     CHANGES IN CASH AND CASH EQUIVALENTS                             1,920               (119)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,186              1,785
                                                                     ------              -----
   CASH AND CASH EQUIVALENTS, END OF PERIOD                          $4,106            $ 1,666
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

         The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997 contained in the Corporation's 1997 Annual Report.

Note 2 - Earnings Per Share

         The average number of common shares used to calculate earnings per share were as follows:

                                 Three Months Ended March 31,            Six Months Ended March 31,
                                ------------------------------        --------------------------------
                                   1998                1997                 1998               1997
                                ----------          ----------        ---------------     ------------
 Basic weighted -
   average shares                 1,402,661          1,457,161             1,404,445        1,465,222
 Diluted weighted -
  average shares                  1,482,116          1,539,292             1,482,903        1,548,675

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At March 31, 1998, the Corporation's assets amounted to $101.6 million as compared to $97.8 million at September 30, 1997. The $3.8 million or 1.0% increase was primarily due to an increase in loans receivable, net. Such increase was funded primarily by an increase in deposits and borrowed funds. Stockholders' equity increased $235,000 to $16.0 million or 15.8% of total assets at March 31, 1998 compared to $15.8 million or 16.1% at September 30, 1997. The increase in stockholders' equity was primarily due to continued profitable operations partially offset by cash dividends and repurchases of common stock.

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

DELINQUENT LOANS

         The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at March 31, 1998. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                                Percent of Corresponding
                                             Loans Delinquent For                   Loan Categories
                                      ---------------------------------   ----------------------------------

                                        30-89      90 Days                   30-89      90 Days
                                        Days       and Over      Total       Days      and Over      Total
                                      --------   -----------    -------   ---------  -----------   ---------
                                            (Dollars in Thousands)

 One- to four-family residential       $2,867       $1,366      $4,233       4.19%       2.00%        6.19%
 Multi-family and non-
  residential                             157          776         933       1.34        6.63         7.97

 Construction and land                    314          100         414       5.66        1.80         7.46

 Consumer                                  --            9           9         --        0.74         0.74
                                       ------       ------      ------


   Total delinquent loans              $3,338       $2,251      $5,589
                                        =====        =====       =====

         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                           March 31,                       September 30,
                                               ---------------------------------        ------------------
                                                    1998                1997                   1997
                                               ---------------     -------------        ------------------
                                                                (Dollars in Thousands)
 Non-accruing loans:

   One- to four-family
      residential (1)                              $1,273                $1,562                  $1,266
    Multi-family and non-
      residential real estate                         776                    54                     360

    Construction and land                             100                   207                     309

    Consumer                                           --                    --                      --
 Accruing consumer loans
  greater than 90 days
  delinquent:                                         102                    93                       2
                                                    -----                ------                 -------

    Total non-performing loans                      2,251                 1,916                   1,937
                                                    -----                 -----                   -----
 Real estate acquired through
   foreclosure                                         --                    --                      --
                                                  -------               -------                 -------

    Total non-performing assets                    $2,251                $1,916                  $1,937
                                                    =====                 =====                   =====

    Total non-performing
      assets as a percentage of
      total loans                                    2.59%                 2.20%                   2.19%
                                                     ====                  ====                    ====
    Total non-performing
      assets as a percentage of
      total assets                                   2.25%                 2.02%                   1.98%
                                                     ====                  ====                    ====

------------------------------
(1)      Includes second mortgage loans.


         The $2.3 million of nonaccruing loans at March 31, 1998 consisted of 40 loans with an average balance of approximately $59,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the six month period would have been approximately $45,000. Substantially all of the loans are extended to separate borrowers.

CLASSIFIED ASSETS

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At March 31, 1998, the Bank had $2.3 million of loans which were classified as substandard $20,000 of loans classified as doubtful and $9,000 of loans classified as loss.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                           Six Months Ended                   Year Ended
                                                               March 31,                     September 30,
                                                   -------------------------------      ----------------------
                                                      1998                 1997                  1997
                                                   --------------     ------------      ----------------------
                                                                   (Dollars in Thousands)
 Average loans receivable, net                        $90,633              $82,482                $83,912
                                                       ------               ------                 ------

 Allowance for loan losses
    Balance at beginning of period                     $  476              $   366                $   366

    Net (charge-offs) recoveries                          (41)                  --                    (27)

    Provision for loan losses                              12                  113                   (137)
                                                       ------               ------                --------
    Balance at end of period                          $   447              $   479                $   476
                                                       ======               ======                 ======

    Net loans (charged-off)
      recovered to average loans                        (0.05)%                 --                  (0.03)%
                                                       ======               ======                 ======
    Allowance for loan losses to
      total loans                                        0.51%                0.55%                  0.32%
                                                         ====                =====                  =====

    Allowance for loan losses to
      total non-performing loans                        19.86%               25.00%                 19.20%
                                                        =====                =====                  =====

    Net loans (charged-off)
      recovered to allowance for
      loan losses                                       (9.17)%                 --                   7.95%
                                                      =======                =====                  =====

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the date indicated.

                                                                    March 31, 1998
                                                      ---------------------------------------------------
                                                                                    Percent of Loans
                                                                                   in Each  Category
                                                           Amount                   to Total Loans
                                                      --------------------     --------------------------
                                                                 (Dollars in Thousands)
   One- to four-family residential                         $262                          79.34%

   Multi-family residential                                 100                          12.32

   Land and construction                                     75                           7.11

   Consumer loans                                            10                           1.23
                                                           ----                         ------

          Total                                            $447                         100.00%
                                                            ===                         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         GENERAL. The Corporation reported net income of $250,000 during the three months ended March 31, 1998 compared to $224,000 during the three months ended March 31, 1997. Such increase was due to increases in net interest income and other income, as well as a decrease in the provision for loan losses, partially offset by an increase in other expenses.

         INTEREST INCOME. Interest income increased $173,000 to $2.1 million for the three months ended March 31, 1998 compared to the same period in 1997. The increase during the 1998 period was due to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was due to continued loan demand and portfolio growth. The average yield earned on the Corporation's interest-earning assets was 8.52% for the three months ended March 31, 1998 compared to an 8.60% yield for the same period in 1997.

         INTEREST EXPENSE. Interest expense increased $119,000 or 8.9% to $1.1 million for the three months ended March 31, 1998 compared to the same period in 1997. Such increase was primarily due to an increase in the average outstanding balance of deposits and borrowed funds. The increase in the average balance of deposits reflects the increase in certificate of deposit accounts. The increase in the average balance of borrowed funds was due to increased funding needs. The average rate paid on the Corporation's interest-bearing liabilities increased to 5.38% for the three months ended March 31, 1998 compared to 5.35% for the same period in 1997.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $12,000 and $101,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease in the provision for losses on loans was due to the perceived adequacy of the allowance for loan losses.

         OTHER INCOME. Other income increased $18,000 or 7.1% during the three months ended March 31, 1998 compared to the same period in 1997 due primarily to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $107,000 or 8.3% for the three months ended March 31, 1998 compared to the same period in 1996. Such increase was primarily due to an increase in salaries and employee benefits and an increase in miscellaneous other expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

         GENERAL. The Corporation reported net income of $554,000 for the six months ended March 31, 1998 compared to $484,000 during the six months ended March 31, 1997. Such increase was primarily due to increases in net interest income and other income, as well as a decrease in the provision for loan losses, partially offset by an increase in other expenses.

         INTEREST INCOME. Interest income increased $359,000 or 9.1% to $4.2 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997. The increase during the fiscal 1998 period was due to an increase in the average outstanding balance of the Corporation's loan portfolio. The increase in the average balance of the loan portfolio was due to continued loan demand and portfolio growth. The average yield on the Corporation's interest-earning assets was 8.56% for the six months ended March 31, 1998 compared to 8.60% for the same period in 1997.

         INTEREST EXPENSE. Interest expense increased $264,000 or 8.8% to $2.2 million for the six months ended March 31, 1998 compared to $2.0 million for the six months ended March 31, 1997. Such increase was primarily due to an increase in the average outstanding balance of time deposits. The increase in the average balance of deposits reflects the increase in certificate of deposit accounts. The average rate paid on the Corporation's interest-bearing liabilities increased to 5.42% for the six months ended March 31, 1998 compared to 5.33% for the same period in 1997.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $24,000 and $113,000 for the six months ended March 31, 1998 and 1997, respectively. The decrease in the provision for losses on loans was due to the perceived adequacy of the allowance for loan losses.

         OTHER INCOME. Other income increased $44,000 or 6.8% to $137,000 during the six months ended March 31, 1998 compared to the six months ended March 31, 1997 due to an increase in fees and charges relating to loans.

         OTHER EXPENSES. Operating expenses increased $72,000 or 9.4% to $1.2 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997. Such increase was primarily due to increases in salaries and employee benefits and other miscellaneous expenses. The increase in salaries and employee benefits was due to normal merit increases.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. Although scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank generally has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At March 31, 1998, the Bank had $9.6 million of outstanding advances from the FHLB of Cincinnati.

         As of March 31, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 15.06%, 15.06% and 24.13%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

                 YEAR 2000. The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

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

         Not applicable - previously reported.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FORT THOMAS FINANCIAL CORPORATION





Date: May 6, 1998                 By: /s/Larry N. Hatfield
                                      --------------------------------------
                                     Larry N. Hatfield
                                     President and Chief Executive Officer



Date: May 6, 1998                 By: /s/J. Michael Lonnemann
                                      --------------------------------------
                                     J. Michael Lonnemann
                                     Vice President, Secretary and Principal
                                      Financial Officer