Form 10-Q
period 1998-06-30
FORT THOMAS FINANCIAL CORP
filed 1998-08-14
CIK 940711

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-26242

                      FORT THOMAS FINANCIAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Ohio                                 61-1278396
   -------------------------------             ----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)


     25 North Fort Thomas Avenue
        Fort Thomas, Kentucky                           41075
----------------------------------------             ----------
(Address of principal executive officer)             (Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of August 7, 1998, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS

Part I.    Financial Information                                          Page
-------    ---------------------                                          ----

Item 1.  Consolidated Financial Statements

           Consolidated Statement of Financial Condition
           (As of September 30, 1997 and June 30, 1998
           (unaudited))                                                     1

           Consolidated Statements of Income for the three months and nine months ended June 30, 1998 (unaudited) and June 30, 1997
           (unaudited)                                                      2

           Consolidated Statements of Cash Flow for the nine months
           ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)    3

           Notes to the Unaudited Consolidated Financial Statements         4

Item 2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        11


Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities and Use of Proceeds                         12
Item 3.  Defaults Upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Information                                                 12
Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,     Sept. 30
                                                                       1998         1997
                                                                     --------     --------
                                                                    (Dollars In Thousands)

Assets
Cash and Due from Banks                                              $  1,541     $ 2,186
Investment Securities Held to Maturity - at Amortized Cost              3,860       2,990
Mortgage-Backed Securities - Available for Sale - at Market Value           -         798
Loans Receivable, Net                                                  92,248      88,452
Office Properties and Equipment - at Depreciated Cost                     535         570
Federal Home Loan Bank Stock (FHLB) - at Cost                             855         785
Cash Surrender Value of Life Insurance                                  1,148       1,114
Accrued Interest Receivable                                               823         771
Prepaid and Other Assets                                                  102          93
Federal Income Tax Refund Receivable                                        -          29
Deferred Federal Income Tax Asset                                         240          86
                                                                     --------------------
      Total Assets                                                   $101,352     $97,874
                                                                     ====================

Liabilities and Stockholders' Equity
Deposits                                                             $ 75,200     $71,858
Borrowed Funds                                                          8,582       8,846
Advances from Borrowers for Taxes and Insurance                           211         229
Deferred Compensation                                                     542         504
Accrued Interest Payable                                                   63          59
Accrued Federal Income Tax                                                  4           -
Other Liabilities                                                         458         592
                                                                     --------------------
      Total Liabilities                                                85,060      82,088
                                                                     --------------------

Stockholders' Equity
  Common Stock, $.01 Par value; 4,000,000 Shares Authorized;
   1,573,775 Shares Issued and 1,474,321 and 1,495,086 Shares
   Outstanding, Respectively                                               16          16
  Additional Paid-In Capital                                            9,475       9,436
  Unearned ESOP Shares                                                   (662)       (744)
  MRP Trust                                                              (581)       (672)
  Retained Earnings, Substantially Restricted                           9,424       8,852
  Treasury Stock (99,454 and 78,689 Shares at Cost)                    (1,380)     (1,103)
  Unrealized Gain on Investment Securities Available for Sale               -           1
                                                                     --------------------
      Total Stockholders' Equity                                       16,292      15,786
                                                                     --------------------
      Total Liabilities and Stockholders' Equity                     $101,352     $97,874
                                                                     ====================


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended    Nine Months Ended
                                                      June 30,              June 30,
                                                  ------------------    -----------------
                                                    1998       1997       1998       1997
                                                    ----       ----       ----       ----
                                                          (Dollars in Thousands)

Interest Income
  Interest on Loans                               $2,063     $1,939     $6,047     $5,530
  Interest on Investment Securities                   47         82        142        211
  Interest on Mortgage-Backed Securities               0         15          4         37
  Other Interest and Dividends                        64         38        177        128
                                                  ---------------------------------------
      Total Interest Income                        2,174      2,074      6,370      5,906
                                                  ---------------------------------------

Interest Expense
  Deposits                                           991        928      2,936      2,655
  Borrowed Funds                                     114        143        409        391
                                                  ---------------------------------------
      Total Interest Expense                       1,105      1,071      3,345      3,046
                                                  ---------------------------------------

Net Interest Income                                1,069      1,003      3,025      2,860
Provision for Loan Losses                            157         12        181        125
                                                  ---------------------------------------

  Net Interest Income After Provision for Loan
   Losses                                            912        991      2,844      2,735
                                                  ---------------------------------------

Other Income                                          88         73        225        166
                                                  ---------------------------------------
Non-Interest Expenses
  Salaries and Employee Benefits                     295        280        880        846
  Franchise and Other Taxes                           44         25        116         85
  Federal Insurance Premium                           11         11         33         60
  Expenses of Premises and Fixed Assets               41         46        125        132
  Data Processing and Related Contract Services       35         29        114        101
  Other Operating Expense                            121        168        477        462
                                                  ---------------------------------------
      Total Non-Interest Expenses                    547        559      1,745      1,686
                                                  ---------------------------------------

Income Before Income Tax                             453        505      1,321      1,215
Federal Income Tax Expense                           158        174        471        401
                                                  ---------------------------------------
      Net Income                                  $  295     $  331     $  850     $  814
                                                  =======================================
Earnings Per Share
  Basic                                           $ 0.21     $ 0.23     $ 0.61     $ 0.56
                                                  =======================================
  Fully Diluted                                   $ 0.20     $ 0.22     $ 0.57     $ 0.53
                                                  =======================================


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                              June 30,
                                                       ----------------------
                                                          1998        1997
                                                          ----        ----
                                                       (Dollars in Thousands)

Cash Flows from Operating Activities
  Net Income                                            $    850     $   814
  Reconciliation of Net Income with Cash Flows from
   Operations:
  Provision for Loan Losses                                  181         125
  Depreciation                                                49          59
  Deferred Income Taxes                                     (153)         91
  Amortization                                              (208)       (217)
  FHLB Stock Dividends                                       (44)        (37)
  ESOP and Stock Compensation                                116         130
  Changes In:
    Accrued Interest Receivable                              (53)        (70)
    Prepaid and Other Assets                                  (9)         25
    Cash Surrender Value of Life Insurance                   (34)        (35)
    Deferred Compensation                                     38          94
    Accrued Interest Payable                                   4           4
    Accrued Income Tax                                        33          67
    Other Liabilities                                       (135)       (440)
                                                        --------------------

      Net Cash Provided by Operating Activities              635         610
                                                        --------------------

Cash Flows from Investing Activities
  Purchase of Investment Securities                       (2,861)     (1,987)
  Purchase of FHLB Stock                                     (26)        (34)
  Maturity of Investment Securities                        2,790       1,500
  Loan Originations and Repayments, Net                   (3,937)     (8,816)
  Principal Received on Mortgage-Backed Security              (5)         19
  REO Expenses                                               (19)          0
  Proceeds from Sale of REO                                  203          28
  Purchase of Office Properties and Equipment                (14)         (4)
                                                        --------------------

      Net Cash Used in Investing Activities               (3,869)     (9,294)
                                                        --------------------

Cash Flows from Financing Activities
  Net Increase in Deposits                                 3,342       6,646
  Dividends Paid                                            (276)       (284)
  ESOP Shares Released                                        82          78
  Common Stock Shares Purchased for Treasury                (277)     (1,102)
  Advance from Borrowers for Taxes and Insurance             (18)         27
  Repayments of Borrowings                               (10,964)     (1,155)
  Proceeds of Borrowings                                  10,700       4,050
                                                        --------------------

      Net Cash Provided by Financing Activities            2,589       8,260
                                                        --------------------

  Changes in Cash and Cash Equivalents                      (645)       (424)
  Cash and Cash Equivalents, Beginning of Period           2,186       1,785
                                                        --------------------
  Cash and Cash Equivalents, End of Period              $  1,541     $ 1,361
                                                        ====================


                      FORT THOMAS FINANCIAL CORPORATION
                               AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation
         ---------------------

Fort Thomas Financial Corporation (the "Corporation") was incorporated under Ohio law in March 1995 by Fort Thomas Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, known as Fort Thomas Savings Bank, F.S.B. (the "Bank"), the issuance of the Bank's stock by the Corporation and the offer and sale of the Corporation's common stock by the corporation (the "Conversion"). Upon consummation of the Conversion on June 27, 1995, the Corporation became the unitary holding company for the Bank.

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

The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997 contained in the Corporation's 1997 Annual Report.

Note 2 - Earnings Per Share
         ------------------

The average number of common shares used to calculate earnings per share were as follows:

                     Three Months Ended June 30,    Nine Months Ended June 30,
                     ---------------------------    --------------------------
                         1998          1997            1998          1997
                         ----          ----            ----          ----

Basic Weighted -
 Average Shares        1,405,511     1,415,586       1,404,667     1,448,968

Diluted Weighted -
 Average Shares        1,485,771     1,492,798       1,483,859     1,530,049


Note 3 - Impact of Recent Accounting Standards
         -------------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management does not believe the adoption of SFAS No. 130 will have a material impact on the disclosure requirements of the Corporation.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At June 30, 1998, the Corporation's total assets amounted to $101.4 million as compared to $97.9 million at September 30, 1997. The $3.5 million or 3.6% increase was primarily due to an increase in loans receivable, net. Such increase was funded primarily by an increase in deposits.
Stockholders' equity amounted to $16.3 million or 16.1% of total assets at June 30, 1998 compared to $15.8 million or 16.1% at September 30, 1997. The increase in stockholders' equity was primarily due to continued profitable operations partially offset by cash dividends.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more. Loans may be reinstated to accrual status when payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Delinquent Loans

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at June 30, 1998. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                           Percent of Corresponding
                              Loans Delinquent For             Loan Categories
                          ----------------------------    --------------------------
                          30-89     90 Days               30-89    90 Days
                           Days     And Over    Total     Days     And Over    Total
                          -----     --------    -----     -----    --------    -----
                             (Dollars in Thousands)

One-to-four family
 residential              $2,701     $1,612     $4,313    3.56%     2.12%      5.68%
Multi-family and
 nonresidential               54        340        394    0.48%     3.00%      3.48%
Construction and land        229          -        229    4.64%        -       4.64%
Consumer                       -          8          8       -      0.63%      0.63%
                          ----------------------------
Total delinquent loans    $2,984     $1,960     $4,944
                          ============================


The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                               June 30,          September 30,
                                           -----------------     -------------
                                            1998       1997          1997
                                            ----       ----          ----

Non-accruing loans:
  One-to-four family residential(1)        $1,612     $1,065        $1,266
  Multi-family and non-residential
   real estate                                340          -           360
  Construction and land                         -        276           309
  Consumer                                      -         53             -
Accruing consumer loans greater
 than 90 days delinquent:                       8          -             2
                                           -------------------------------
      Total non-performing loans            1,960      1,394         1,937
                                           -------------------------------
Real estate acquired through
 foreclosure                                    -         36             -
                                           -------------------------------
      Total non-performing assets          $1,960     $1,430        $1,937
                                           ===============================
      Total non-performing assets as a
       percentage of total loans             2.10%      1.60%         1.98%
                                           ===============================
      Total non-performing assets as a
       percentage of  total assets           1.93%      1.48%         1.98%
                                           ===============================

--------------------
<F1>   Includes second mortgage loans.


The $2.0 million of nonaccruing loans at June 30, 1998 consisted of 37 loans with an average balance of approximately $54,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter would have been approximately $40,000.
Substantially, all of the loans are extended to separate borrowers.

Classified Assets

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At June 30, 1998, the Bank had $3.9 million of loans that were classified as substandard, $20,000 of loans classified as doubtful and $7,000 of loans classified as loss. The difference between the $3.9 million of assets classified for regulatory purposes and the delinquent loans of $2.0 million was approximately $1.9 million. This amount represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

Allowance for Loan Losses

It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, general economic conditions and other factors related to the collectability of the loan portfolio. Provisions for loan losses that are charged against income increase the allowance.

Although management uses the best information available to make determinations with respect to the provisions of loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.

                                                      Nine Months Ended      Year Ended
                                                          June 30,          September 30,
                                                      -----------------     -------------
                                                       1998       1997          1997
                                                       ----       ----          ----
                                                            (Dollars in Thousands)

Average Loans Receivable, Net                         $91,114    $82,653       $83,912
                                                      ================================
Allowance for Loan Losses
  Balance at Beginning of Period                      $   476    $   366       $   366
  Net (Charge-Offs) Recoveries                            (45)       (23)          (27)
  Provision for Loan Losses                               169        125           137
                                                      --------------------------------
  Balance at End of Period                            $   600    $   468       $   476
                                                      ================================
  Net Loans (Charged-Off) Recovered to Average
   Loans                                                (0.05)%    (0.03)%       (0.03)%
                                                      ================================
Allowance for Loan Losses to Total Loans                 0.69 %     0.52 %        0.32 %
                                                      ================================
Allowance for Loan Losses to Total Non-Performing
 Loans                                                  30.61 %    33.57 %       19.20 %
                                                      ================================
Net Loans (Charged-Off) Recovered to Allowance for
 Loan Losses                                            (7.50)%    (4.91)%       (7.95)%
                                                      ================================


The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                  June 30, 1998
                                           ---------------------------
                                                      Percent of Loans
                                                      In Each Category
                                           Amount     To Total Loans
                                           ------     ----------------
                                             (Dollars in Thousands)

One-to-Four Family Residential              $367           81.24%
Multi-Family Residential                     125           12.12%
Land and Construction                        100            5.28%
Consumer Loans                                 8            1.36%
                                            ---------------------
    Total                                   $600          100.00%
                                            =====================


Results of Operations for the Three Months Ended June 30, 1998 and 1997

      General. The Corporation reported net income of $295,000 during the three months ended June 30, 1998 compared to $332,000 during the three months ended June 30, 1997. The decrease in net income during the three months ended June 30, 1998 compared to the same period in 1997 was due primarily to an increase in the allowance for loan losses of $145,000 which was partially offset by increases in net interest income and total other income and a decrease in total non-interest expenses.

      Interest Income. Interest income increased $100,000 or 4.8% to $2.2 million for the three months ended June 30, 1998 compared to the same period in 1997. The increase during the 1998 period was primarily due to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was primarily due to increased loan demand.
Yields on interest earning assets remained relatively constant.

      Interest Expense. Interest expense increased $30,000 or 3.2% to $1.1 million for the three months ended June 30, 1998, compared to the same period in 1997. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits. Costs of funds remained relatively constant.

      Net Interest Income. Net interest income amounted to $1.1 million for the three months ended June 30, 1998, an increase of $66,000 over the comparable period in 1997. The interest rate spread amounted to 3.5% for both the three months ended June 30, 1998 and 1997 and the ratio of average interest-earning assets to average interest-bearing liabilities was 118.0% and 118.5% for the same respective periods.

      Provision for Losses on Loans. The provision for losses on loans amounted to $157,000 and $12,000 for the three months ended June 30, 1998 and 1997, respectively. The increase in the provision for losses on loans was due to an increase in the level of classified loans.

      Other Income. Other income increased $15,000 or 20% during the three months ended June 30, 1998, compared to the same period in 1997 due primarily to an increase in fees and charges relating to loans.

      Non-Interest Expenses.   Non-interest expenses for three months ended
June 30, 1998 decreased $12,000 or 2.1% to $547,000 over the same period in 1997. This decrease was primarily due to a decrease in other operating expenses of $47,000 offset by increases in salaries and employee benefits, franchise and other taxes, and data processing expenses. The decrease in other operating expenses was a result of lower expenses for legal, accounting and filing fees. The increase in salaries and employee benefits was due to normal merit increases and the increases in franchise taxes and data processing expenses were a result of increased volume of the Association.

Results of Operations for the Nine Months Ended June 30, 1998 and 1997

      General. The Corporation reported net income of $850,000 for the nine months ended June 30, 1998, an increase of $37,000 or 4.6% compared to $813,000 during the nine months ended June 30, 1997. Such increase was primarily due to increases in net interest income and other income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

      Interest Income. Interest income increased $461,000 or 7.8% to $6.4 million for the nine months ended June 30, 1998 compared to the same period in fiscal 1997. The increase during the fiscal 1998 period was due to an increase in the average outstanding balance of the Corporation's loan portfolio. The increase in the average balance of the loan portfolio was due to continued loan demand and portfolio growth. The average yield on the Corporation's interest-earning assets was 8.6% for the nine months ended June 30, 1998 compared to 8.7% for the same period in 1997.

      Interest Expense. Interest expense increased $299,000 or 9.8% to $3.3 million for the nine months ended June 30, 1998 compared to $3.0 million for the nine months ended June 30, 1997. Such increase was primarily due to an increase in the average outstanding balance of time deposits. The increase in the average balance of deposits reflects the increase in certificate of deposit accounts. The average rate paid on the Corporation's interest-bearing liabilities was 5.4% for both the nine months ended June 30, 1998 and the same period in 1997.

      Provision for Losses on Loans. The provision for losses on loans amounted to $181,000 and $125,000 for the nine months ended June 30, 1998 and 1997, respectively. The increase in the provision for losses on loans was due to an increase in the level of classified loans.

      Other Income. Other income increased $59,000 or 35.5% to $225,000 during the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 due to an increase in fees and charges relating to loans.

       Non-Interest Expenses. Non-interest expenses increased $59,000 or 3.5% to $1.7 million for the nine months ended June 30, 1998 compared to the same period in fiscal 1997. Such increase was primarily due to increases in salaries and employee benefits and franchise and other taxes. The increase in salaries and employee benefits was due to normal merit increases. The increase in franchise and other taxes was a result of increased volume of the Association.

Liquidity and Capital Resources

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At June 30, 1998, the Bank had $8.6 million of outstanding advances from the FHLB of Cincinnati.

As of June 30, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 15.4%, 15.4% and 24.4%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8%, respectively.

      Year 2000. The Corporation outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that is based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate", "believe", "estimate", "except", "intend", "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.


                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


      For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1997 Annual Report to the Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since September 30, 1997.


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                   Part II


Item 1.  Legal Proceedings
         -----------------

         Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable - previously reported

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FORT THOMAS FINANCIAL CORPORATION



Date: August 14, 1998                  By: /s/ Larry N. Hatfield
      ------------------                   ------------------------------------
                                               Larry N. Hatfield
                                               President and Chief
                                               Executive Officer



Date: August 14, 1998                  By: /s/ J. Michael Lonnemann
      ------------------                   ------------------------------------
                                               J. Michael Lonnemann
                                               Vice President, Secretary and
                                               Principal Financial Officer