Form 10-K
period 1998-09-30
FORT THOMAS FINANCIAL CORP
filed 1998-12-29
CIK 940711

____________________________________________________________________________
                 SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                  FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 1998

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                        Commission File No.:  0-26242
                                              -------

                      Fort Thomas Financial Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Ohio                          61-1278396
---------------------------------      ----------------------
   (State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification Number)

25 North Fort Thomas Avenue
   Fort Thomas, Kentucky                         41075
---------------------------                    ----------
         (Address)                             (Zip Code)

     Registrant's telephone number, including area code:  (606) 441-3302

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 18, 1998, the aggregate value of the 1,374,002 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 100,319 shares held by all directors and officers of the Registrant as a group, was approximately $18.5 million. This figure is based on the last sales price of $13.50 per share of the Registrant's Common Stock on December 17, 1998.

Number of shares of Common Stock outstanding as of December 18, 1998:
1,474,321

                     DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.


PART I

Item 1. Business
----------------

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

      The Bank's executive offices are located at 25 North Fort Thomas Avenue, Fort Thomas, Kentucky 41075, and its telephone number is (606) 441-3302.

Lending Activities

      General. At September 30, 1998, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $96.7 million or 93.3% of the Bank's $103.6 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. At September 30, 1998, $79.0 million or 81.7% of the Bank's total loan portfolio consisted of one-to-four family residential loans, including second mortgage loans. To a much lesser extent, the Bank also originates multi-family residential loans, land and construction loans and consumer loans. At September 30, 1998, such loan categories amounted to $11.1 million, $5.5 million and $1.1 million, respectively, or 11.4%, 5.7% and 1.2% of the total loan portfolio, respectively. The Bank does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                             September 30,
                                    --------------------------------------------------------------
                                           1998                  1997                  1996
                                    ------------------    ------------------    ------------------
                                    Amount     Percent    Amount     Percent    Amount     Percent
                                    --------------------------------------------------------------
                                                        (Dollars in Thousands)

Real estate loans:
  One-to-four family residential    $78,969     81.68%    $74,471     82.20%    $62,632     77.41%
  Multi-family residential           11,070     11.46      11,015     12.16      11,138     13.77
  Land and construction:
    Residential                       5,531      5.72       3,885      4.29       5,737      7.09
    Commercial                           --        --          --        --         255      0.32
                                    -------------------------------------------------------------
      Total real estate loans        95,570     98.85      89,371     98.64      79,762     98.58
                                    -------------------------------------------------------------

Consumer:
  Savings account                       665      0.69         702      0.77         632      0.78
  Other                                 449      0.47         528      0.58         516      0.64
                                    -------------------------------------------------------------
      Total consumer loans            1,114      1.16       1,230      1.36       1,148      1.42
                                    -------------------------------------------------------------
      Total loans                    96,684    100.00%     90,601    100.00%     80,910    100.00%
                                    -------    ======     -------    ======     -------    ======

Less:
  Loans in process                    2,572                 1,048                 1,884
  Unearned discounts                     --                    --                    --
  Deferred loan fees                    613                   625                   673
  Allowance for loan losses             704                   476                   366
                                    ---------------------------------------------------
    Loans receivable, net           $92,795               $88,452               $77,987
                                    =======               =======               =======

      Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Bank's loans at September 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a repricing basis rather than on a contractual basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                                                     Real Estate Loans
                                           -------------------------------------
                                           One-to-four    Multi-      Land and      Consumer
                                            family(1)     family    Construction      loans     Total
                                           -----------------------------------------------------------
                                                       (In Thousands)

Amounts due in:
  One year or less                           $50,751      $ 4,690       $5,531       $  847    $61,819
  After one year through three years          15,229        3,266           --          114     18,609
  After three years through five years         1,931          579           --           76      2,586
  After five years through ten years           2,733        1,269           --           71      4,073
  After ten years through fifteen years        8,035        1,266           --            6      9,307
  Over fifteen years                             290           --           --           --        290
                                             ---------------------------------------------------------
    Total                                    $78,969      $11,070       $5,531       $1,114    $96,684
                                             =========================================================

Interest rate terms on amounts
 due after one year:
  Fixed                                      $12,560      $ 2,862       $   --       $  267    $15,689
  Adjustable                                  15,658        3,518           --           --     19,176
                                             ---------------------------------------------------------
    Total                                    $28,218      $ 6,380       $   --       $  267    $34,865
                                             =========================================================

--------------------

<F1>   Includes second mortgages on one-to-four family residential loans.

      Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including builders, existing customers, and walk-in customers. Property valuations are always performed by independent outside appraisers approved by the Bank's Board of Directors. Hazard insurance is required on all security property. The loan committee meets on a weekly basis to approve all new loans.

      Historically, the Bank has not been an active purchaser of loans. The Bank did not purchase any loans during fiscal 1998, 1997 or 1996. Although the Bank emphasizes the origination of ARMs, the Bank also offers fixed rate loans with terms up to 15 years. The Bank does not originate 30 year fixed rate loans. With the exception of certain loans sold in 1993 which have an aggregate outstanding principal balance at September 30, 1998 of $252,000, all fixed rate loans sold by the Bank have been sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower. Loans are sold by the Bank primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loans are sold to the FHLMC pursuant to forward sales commitments and, therefore, an increase or decrease in interest rates after loan origination and prior to sale does not adversely affect the Bank's income at the time of sale. The Bank did not sell any loans during fiscal 1998, 1997 or fiscal 1996.

      The following table shows origination and sale activity of the Bank with respect to its loans during the periods indicated. The Bank has not purchased any loans during the periods reported.

                                                Year Ended September 30,
                                             -----------------------------
                                              1998       1997       1996
                                             -----------------------------
                                                    (In Thousands)

Real estate loan originations:
  One-to-four family residential             $20,976    $17,528    $14,668
  Multi-family residential                     1,813      1,495      3,679
  Land and construction:
    Residential                                5,094      5,125      4,242
    Commercial                                 2,486      1,136        824
                                             -----------------------------
      Total real estate loan originations     30,369     25,284     23,413
                                             -----------------------------

Total consumer loan originations                 731        470        343
                                             -----------------------------
      Total loan originations                 31,100     25,754     23,756
                                             -----------------------------
Less:
  Principal loan repayments                   24,734     15,814     16,588
  Transferred to other real estate owned         283         64         --
  Loans in process                             1,524       (836)      (307)
  Other, net(1)                                  216        247        644
                                             -----------------------------
  Net increase (decrease)                    $ 4,343    $10,465    $ 6,831
                                             =============================

--------------------

<F1>  Includes changes related to amortization of deferred loan fees, the allowance for loan losses and other miscellaneous adjustments.

      Loans-to-One Borrower. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Bank's limit on loans-to-one borrower was approximately $2.4 million.

      One-to-Four Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences, a portion of which are non-owner occupied. At September 30, 1998, $79.0 million or 81.7% of the Bank's total loan portfolio consisted of one-to-four family residential real estate loans. The Bank originated $24.3 million, $17.5 million and $14.7 million of one-to-four family residential loans in fiscal 1998, 1997 and 1996, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $79.0 million of such loans at September 30, 1998, $55.9 million or 70.8% had adjustable-rates of interest and $23.1 million or 29.2% had fixed-rates of interest. At September 30, 1998, non-performing one-to-four family loans amounted to $2.9 million or 3.7% of the one-to-four family loan portfolio. See "Asset Quality."

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

      The Bank's fixed rate loans are originated primarily with terms of 15 years and the Bank does not originate fixed rate loans with a term exceeding 20 years. The Bank also offers, but does not emphasize, second mortgage loans with fixed rates of interest and terms of one to 15 years. The Bank does not require that it hold the first mortgage on the secured property, however, the balance on all mortgages on the secured property generally cannot exceed 80% of the value of the secured property. At September 30, 1998, second mortgage loans amounted to $6.2 million or 6.4% of the total loan portfolio.

      The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. However, the Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. At September 30, 1998, the Bank had $3.5 million of loans with a loan-to-value ratio in excess of 80% of appraised value.

      Multi-Family Residential Real Estate Loans. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1998, $11.1 million or 11.4% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. The majority of the Bank's multi-family residential loans are secured by apartment buildings. All of the Bank's multi-family real estate loans are secured by property located in the Bank's primary market area.

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

      Multi-family real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At September 30, 1998, the Bank had $343,000 of nonperforming multi-family real estate loans. See "- Asset Quality."

      Land and Construction Lending. The Bank also originates residential land and construction loans, although the Bank has originated multi-family construction and land acquisition and development loans to a limited degree.
 Land and construction loans are classified as either residential or multi-family at the time of origination, depending on the nature of the property securing the loan. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1998, land and construction loans amounted to $5.5 million or 5.7% of the Bank's total loan portfolio, all of which consisted of residential construction loans. The Bank's residential and multi-family construction loans generally have fixed interest rates for a term of one year, with payments being made monthly on an interest-only basis. Construction loans are made with a maximum loan to value ratio of 80%.

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

      The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At September 30, 1998, the Bank had $335,000 of nonperforming land and construction loans. See "- Asset Quality."

      Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include deposit account secured loans and unsecured loans. Consumer loans amounted to $1.1 million or 1.2% of the total loan portfolio at September 30, 1998, $665,000 of which consisted of loans secured by deposit accounts. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

      Loan Fee Income. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB No. 91, the Bank recognized approximately $269,000 during fiscal 1998 in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

      The Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any troubled debt restructurings as of September 30, 1998.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1998 in dollar amounts and as a percentage of each category of the Bank's loan portfolio at such date. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                              One-to-Four Family                       Land and
                                  Residential       Multi-Family     Construction      Consumer          Total
                              ------------------   --------------   --------------   ------------    -------------
                              Amount       %       Amount     %     Amount     %     Amount     %    Amount    %
                              ------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)

Loans delinquent for:
  30 - 89 days                $2,085     2.64%      $ --      --%    $227    4.10%    $--      --%   $2,312   2.39%
  90 days and over             2,905     3.68        343    3.10      335    6.06      --      --     3,583   3.71
                              ------                ----             ----             ---            ------
    Total delinquent loans    $4,990                $343             $562             $--            $5,895
                              ======                ====             ====             ===            ======

      The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                     September 30,
                                              --------------------------
                                               1998      1997      1996
                                              --------------------------
                                                (Dollars in Thousands)

Nonaccruing loans:
  One-to-four family residential              $2,905    $1,266    $  917
  Multi-family residential                       343       360        56
  Land and construction                          335       309        90
  Consumer                                        --        --        --
Accruing consumer loans 90 days or
 more delinquent:                                 --         2       117
                                              --------------------------
    Total nonperforming loans                  3,583     1,937     1,180
                                              --------------------------

  Real estate acquired through foreclosure        --        --        --
                                              --------------------------

Total nonperforming assets                    $3,583    $1,937    $1,180
                                              ==========================

Total nonperforming loans as a
 percentage of total net loans                  3.86%     2.19%     1.51%
                                              ==========================

Total nonperforming assets as a
 percentage of total assets                     3.46%     1.98%     1.34%
                                              ==========================

      The $2.9 million of nonaccruing one-to-four family residential loans at September 30, 1998 consisted of 38 loans secured by one-to-four family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $343,000 and the average loan balance was approximately $76,000. Substantially all of such loans are extended to separate borrowers.

      Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1998, the Bank had $4.6 million of classified assets, $4.4 million as substandard, $40,000 as special mention and $20,000 as doubtful.

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

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                               Year Ended September 30,
                                            -----------------------------
                                             1998       1997       1996
                                            -----------------------------

Average loans receivable, net               $91,487    $83,912    $73,875
                                            =============================
Allowance for possible loan losses,
 beginning of year                          $   476    $   366    $   239
Charge-offs(1)                                  (57)       (27)        --
Recoveries(1)                                    --         --          1
Provision for loan losses                       285        137        126
                                            -----------------------------
Allowance for loan losses, end of
 period                                     $   704    $   476    $   366
                                            =============================

Net loans (charged-off) recovered
 to average loans, net                        (0.06)%    (0.03)%       --%
                                            =============================


Allowance for loan losses to total loans       0.73%      0.53%      0.45%
                                            =============================


Allowance for loan losses to total
 nonperforming loans                          19.65%     24.57%     31.02%
                                            =============================

Net loans (charged-off) recovered
 to allowance for loan losses                 (8.10)%    (5.67)%     0.27%
                                            =============================

--------------------

<F1>  All charge-offs and recoveries relate to single-family loans.

      The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                             September 30,
                                 ---------------------------------------------------------------------
                                         1998                    1997                    1996
                                 ---------------------   ---------------------   ---------------------
                                           % of Loans              % of Loans              % of Loans
                                             in Each                 in Each                 in Each
                                           Category to             Category to             Category to
                                 Amount    Total Loans   Amount    Total Loans   Amount    Total Loans
                                 ---------------------------------------------------------------------
                                                        (Dollars in Thousands)

One-to-four family residential    $522         74.3%      $316         82.2%      $226         78.5%
Multi-family real estate           106         15.0        100         12.2         80         14.0
Land and construction               68          9.6         50          4.3         25          7.2
Consumer                             8          1.1         10          1.4         35        0.3.0
                                  -----------------------------------------------------------------
    Total                         $704        100.0%      $476        100.0%      $366        100.0%
                                  =================================================================

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

      The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                              September 30,
                      ------------------------------------------------------------
                             1998                 1997                 1996
                      ------------------   ------------------   ------------------
                      Carrying    Market   Carrying    Market   Carrying    Market
                       Value      Value     Value      Value     Value      Value
                      ------------------------------------------------------------
                                         (Dollars in Thousands)

U.S. Government and
 agency securities     $3,754     $3,762    $2,990     $2,984    $4,003     $3,980
Mortgage-backed
 securities               --         --        797        798       818        816
FHLB stock               871        871        785        785       700        700
                       -----------------------------------------------------------
  Total               $4,625     $4,633     $4,572     $4,567    $5,521     $5,497
                      ============================================================

      Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at September 30, 1998 is presented below. The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

                                                  At September 30, 1998
                              ------------------------------------------------------------
                                                          After Five
                              One Year    After One to        To        Over 10
                              of Less      Five Years      10 Years      Years      Total
                              ------------------------------------------------------------
                                                 (Dollars in Thousands)

U.S. Government and agency
 securities, excluding
 FHLB stock                     $--         $3,001           $--         $753      $3,754
                                ---------------------------------------------------------
    Total                       $--         $3,001           $--         $753      $3,754
                                =========================================================
Weighted average yield           --%          6.10%           --%        5.63%       6.00%


      The Company generally holds its investments to maturity. The Bank acquires investment securities with the intent and has the ability to hold such investment securities to maturity. Investment securities are carried at cost (as adjusted for amortization of premiums and discounts) because it is management's intention to hold them to maturity. The Bank to date has not engaged and does not intend to engage in the immediate future in trading investment securities. As of September 30, 1998, the Company had $753,000 of investment securities classified as available for sale and no mortgage-backed securities classified as available for sale. At September 30, 1998, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

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

      The Bank considers its primary market area to be Campbell County, Kentucky. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Kentucky at September 30, 1998.

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

                                                                 September 30,
                                       -------------------------------------------------------------------
                                             1998                    1997                     1996
                                             -----------------------------------------------------
                                       Amount    Percent      Amount      Percent       Amount     Percent
                                       -------------------------------------------------------------------
                                                             (Dollars in Thousands)

Passbook and statement
 savings accounts                     $ 8,239      10.72%     $ 7,563      10.52%      $ 8,393      13.17%
Money market accounts                   2,311       3.01        2,685       3.74         2,691       4.22
Certificates of deposit                62,327      81.11       58,660      81.63        49,647      77.90
NOW and Super NOW accounts              3,974       5.16        2,950       4.11         3,000       4.71
                                      -------------------------------------------------------------------
    Total deposits at end of period   $76,851     100.00%     $71,858     100.00%      $63,731     100.00%
                                      ===================================================================

      The following table sets forth the net savings flows of the Bank during the periods indicated.

                                              Year Ended September 30,
                                            ----------------------------
                                            1998        1997        1996
                                            ----------------------------
                                                   (In Thousands)

Increase before interest credited          $2,105      $4,919      $1,291
Interest credited                           2,888       3,208       2,442
                                            -----------------------------
Net savings increase                       $4,993      $8,127      $3,733
                                            =============================


      The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1998 by time remaining to maturity.

                                        Amounts in
                                         Thousands
                                        ----------

Three months or less                      $  200
Over three months through six months         709
Over six months through 12 months          1,250
Over 12 months                             3,809
                                          ------
    Total                                 $5,968
                                          ======


      The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1998 and 1997, and the amounts at September 30, 1998 which mature during the periods indicated.

                                                         Amounts at September 30, 1998
                            September 30,                      Maturing Within
                            -------------       ---------------------------------------------------
  Certificates of
   Deposit                1998        1997       One Year     Two Years    Three Years   Thereafter
  -------------------------------------------------------------------------------------------------
                                                     (In Thousands)

4.0% or less            $    --      $    82      $    --      $    --       $   --          $   --
4.01% to 6.0%            31,852       24,478       22,889        4,499        3,005           1,459
6.01% to 8.0%            30,475       34,100       13,261       13,547        1,611           2,056
                         --------------------------------------------------------------------------
Total certificate
 accounts               $62,327      $58,660      $36,150      $18,046       $4,616          $3,515
                         ==========================================================================


      The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                      September 30,
                             -----------------------------------------------------------------
                                    1998                   1997                   1996
                             -----------------------------------------------------------------
                                         Average               Average                 Average
                             Average      Rate      Average     Rate       Average      Rate
                             Balance      Paid      Balance     Paid       Balance      Paid
                             -----------------------------------------------------------------
                                                 (Dollars in Thousands)

Passbook and statement
 savings accounts             $7,370      2.75%      $7,888      2.73%      $8,074      2.78%
Money market accounts          2,498      2.74        2,638      2.74        2,797      2.74
Certificates of deposit       60,278      5.86       54,312      6.01       48,096      6.11
NOW and Super NOW
 accounts                      3,347      2.15        2,732      2.27        2,521      2.16
Noninterest-bearing
 deposits                        282        --          193        --          157        --
                             -----------------------------------------------------------------
    Total deposits           $75,096      5.24%     $67,763      5.40%     $61,644      5.35%
                             =================================================================


      Borrowing. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1998, the Bank had $8.5 million of advances from the FHLB of Cincinnati.

      The following table sets forth-certain information regarding borrowed funds at or for the dates indicated:

                                           At or for the Year Ended September 30,
                                           --------------------------------------
                                               1998        1997         1996
                                               -----------------------------
                                                  (Dollars in Thousands)

FHLB advances:
  Average balance outstanding                $ 9,327      $8,937      $3,926
  Maximum amount outstanding at any
   month-end during the period               $11,292      $9,701       $4,504
  Balance outstanding at end of period       $ 8,526      $8,846       $4,454
  Weighted average interest rate
   during the period                           5.81%       5.85%        5.46%
  Weighted average interest rate at
   end of period                               5.22%       5.76%        5.51%


                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                             1998        1997        1996
                                             ----------------------------
                                               (Dollars in Thousands)

Other borrowings:
  Average balance outstanding               $  250      $ 192      $  265
  Maximum amount outstanding at any
   month-end during the period              $4,000      $  --      $2,300
  Balance outstanding at end of period      $4,000      $  --      $2,300
  Weighted average interest rate
   during the period                         8.25%      8.25%       8.25%
  Weighted average interest rate at
   end of period                             8.25%        --%       8.25%


Employees

      The Bank had 18 full-time employees and 4 part-time employees at September 30, 1998. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

      The Bank had no subsidiaries as of September 30, 1998.

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

Year 2000 Readiness

      Because the Bank's operations rely extensively on computer systems, the Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 ("Y2K") correctly. The Bank has developed a Year 2000 Plan, which was presented to the Board of Directors in 1997. The Board of Directors appointed a Year 2000 Coordinator, which reports to the Board of Directors quarterly.
      The Bank relies primarily on third-party vendors for its computer and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year
2000 Coordinator is working with the vendors to assess their Y2K readiness. Based on initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions should be completed and tested by June 30, 1999.
      All date-dependent equipment and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced. The Bank has estimated that the cost for new hardware and software will be approximately $35,000.
      If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially affected. The Bank is developing contingency operations in the event of system failure.
      In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and take action to minimize their effect.

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

      In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of savings institutions and their holding companies. Under
Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Bank was in compliance with the above restrictions.

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

      Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at September 30, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

      At September 30, 1998, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.35%, 15.35% and 24.90%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of September 30, 1998.

                               Tangible      Core      Risk-Based
                               Capital      Capital    Capital(1)
                               ----------------------------------
                                     (Dollars in Thousands)

Regulatory capital             $15,686      $15,686      $15,686
Additional Capital Items:
  A regulatory capital              --           --          704
  Regulatory Capital            15,686       15,686       16,390
Minimum required
  regulatory capital             1,533        4,089        5,267
Excess regulatory capital      $14,153      $11,597      $11,123
Regulatory capital as a
 percentage                     15.35%       15.35%       24.90%
Minimum capital required
 as a percentage                 1.50         3.00         8.00
Regulatory capital as a
 percentage in excess of
 requirements                   13.85%       12.35%       16.90%


      Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon
economic conditions and savings flows of all savings institutions.   At the
present time, the required minimum liquid asset ratio is 5%. At September 30, 1998, the Bank's liquidity ratio was 6.3%.

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

      Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period.
The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on September 30, 1996, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.
 At September 30, 1998, the Bank was a Tier 1 institution for purposes of this regulation. See "- Regulatory Capital Requirements."

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

      Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios.
 In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additionally 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets.
At September 30, 1998, under the expanded QTL test, approximately 92.4% of the Bank's portfolio assets were qualified thrift investments.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1998, the Bank had $8.5 million of FHLB advances.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, the Bank had $871,000 in FHLB stock, which was in compliance with this requirement.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1998, the Bank had no NOL carryforwards for federal income tax purposes.

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

      The Bank is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. government or certain of its agencies. During the year ended September 30, 1998, the amount of such expense for the Bank was $91,000.

      The Company is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1998 return, which is based on net worth as of December 31, 1998.

Item 2.  Properties.
--------------------

      At September 30, 1998, the Bank conducted its business from its executive offices in Fort Thomas, Kentucky and one full service branch office, both of which are located in Campbell County, Kentucky.

      The following table sets forth certain information with respect to the Bank's office properties at September 30, 1998.



                                        Net Book        Assessed
                                        Value of         Value
                                       Premises and       for
                                       Fixed Assets,    Property     Amount of
Description/Address    Leased/Owned        Net           Taxes        Deposits
------------------------------------------------------------------------------
                                                     (In Thousands)

Main Office
  (2 Buildings)
  Fort Thomas, KY         Owned           $175          $1,071         $52,704
Branch Office
  Alexandria, KY          Owned            318             347          24,147
                                          ------------------------------------
      Totals                              $493          $1,418         $76,851
                                          ====================================

Item 3.  Legal Proceedings.
---------------------------

      The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

      Not Applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
         Matters.
         --------

      The information required herein, to the extent applicable, is incorporated by reference from page 49 of the Company's 1998 Annual Report to Stockholders ("1998 Annual Report").

Item 6.  Selected Financial Data.
---------------------------------

      The information required herein is incorporated by reference from page 3 of the 1998 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

      The information required herein is incorporated by reference from pages 4 to 14 of the 1998 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

      The information required herein is incorporated by reference from pages 18 to 47 of the 1998 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

      Not Applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

      The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 26, 1998 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.
---------------------------------

      The information required herein is incorporated by reference from pages 6 to 9 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 4 and 5 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

      The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

      (a)  Documents Filed as Part of this Report
           --------------------------------------

      (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

            Independent Auditors' Report
            Consolidated Statements of Financial Condition at September 30,
             1998 and 1997
            Consolidated Statements of Income for the years ended
             September 30, 1998, September 30, 1997 and September 30, 1996
            Consolidated Statements of Changes in Stockholders' Equity for
             the years ended September 30, 1998, September 30, 1997 and
             September 30, 1996.
            Consolidated Statements of Cash Flows for the years ended
             September 30, 1998, September 30, 1997 and September 30, 1996.
            Notes to Consolidated Financial Statements.

      (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

      (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                Exhibit Index
                                -------------

                                                                       Page
                                                                       ----

 2.1    Plan of Conversion                                              *
 3.1    Amended and Restated Articles of Incorporation of
         Fort Thomas Financial Corporation                              **
 3.2    Code of Regulations of  Fort Thomas Financial Corporation       *
 3.3    Bylaws of Fort Thomas Financial Corporation                     *
 4.0    Stock Certificate of Fort Thomas Financial Corporation          ***
10.5    Employment Agreement between Fort Thomas Financial
         Corporation and Larry N. Hatfield                              *
10.6    Employment Agreement between Fort Thomas Financial
         Corporation and J. Michael Lonnemann                           *
13.0    1998 Annual Report to Stockholders                              ****
22.0 Subsidiaries of the Registrant - Reference is made to "Item 1 Business - Subsidiaries" for the required information

--------------------

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on March 7, 1995.

(**) Incorporated herein by reference from the Company's Registration Statement on Form 8-A filed with the SEC on June 14, 1995.

(***) Incorporated herein by reference from the Company's Form 10-K for fiscal 1995.

(****)   Filed with the Company's Definitive Proxy Statement.


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


/s/ Larry N. Hatfield             December 28, 1998
---------------------------
Larry N. Hatfield
President and Chief
 Executive Officer


/s/ Robert L. Grimm               December 28, 1998
---------------------------
Robert L. Grimm
Chairman of the Board


/s/ Harold A. Luersen             December 28, 1998
---------------------------
Harold A. Luersen
Director


/s/ Don J. Beckmeyer              December 28, 1998
---------------------------
Don J. Beckmeyer
Director


/s/ J. Steven McLane              December 28, 1998
---------------------------
J. Steven McLane
Director


/s/ J. Michael Lonnemann          December 28, 1998
---------------------------
J. Michael Lonnemann
Vice President and Secretary
(Principal accounting officer)