Form 10-K/A
period 1998-09-30
FORT THOMAS FINANCIAL CORP
filed 1999-02-03
CIK 940711

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A


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
                                              -------

                      Fort Thomas Financial Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Ohio                                61-1278396
        ---------------------                 --------------------
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)     Identification Number)

      25 North Fort Thomas Avenue
            Fort Thomas, Kentucky                        41075
      ---------------------------                     ----------
                  (Address)                           (Zip Code)

      Registrant's telephone number, including area code:  (606) 441-3302

          Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

         Securities registered pursuant to Section 12(g) of the Act

                   Common Stock (par value $.01 per share)
                   ---------------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any
amendment to this Form 10-K/A.     [X]


                                Exhibit Index
                                -------------


                                                                          Page

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


--------------------
<F*>     Incorporated herein by reference from the Company's Registration
         Statement on Form S-1 filed with the SEC on March 7, 1995.

<F**>    Incorporated herein by reference from the Company's Registration
         Statement on Form 8-A filed with the SEC on June 14, 1995.

<F***>   Incorporated herein by reference from the Company's Form 10-K for fiscal 1995.

<F****>  Filed with this Form 10-K/A, mistakenly omitted from original 10-K filing.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FORT THOMAS FINANCIAL CORPORATION


                                       By:  /s/ Larry N. Hatfield
                                            -------------------------
                                            Larry N. Hatfield
                                            President and Chief
                                            Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry N. Hatfield                 February 3, 1999
---------------------------
Larry N. Hatfield
President and Chief
Executive Officer


/s/ Robert L. Grimm                    February 3, 1999
---------------------------
Robert L. Grimm
Chairman of the Board


/s/ Harold A. Luersen                  February 3, 1999
---------------------------
Harold A. Luersen
Director


/s/ Don J. Beckmeyer                   February 3, 1999
---------------------------
Don J. Beckmeyer
Director

/s/ J. Steven McLane                   February 3, 1999
---------------------------
J. Steven McLane
Director


/s/ J. Michael Lonnemann               February 3, 1999
---------------------------
J. Michael Lonnemann
Vice President and Secretary
(Principal accounting officer)