Form 10-Q
period 1998-12-31
FORT THOMAS FINANCIAL CORP
filed 1999-02-16
CIK 940711

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from------------to------------

                         Commission File No. 0-26242

                      FORT THOMAS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Ohio                                      61-1278396
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

      25 North Fort Thomas Avenue
          Fort Thomas, Kentucky                         41075
(Address of principal executive officer)              (Zip Code)

(Registrant's telephone number, including area code)    (606)441-3302


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                             Yes  X      No
                                 ---        ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of February 1, 1999, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.


              FORT  THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS

Part I.    Financial Information                                        Page

Item 1.    Consolidated Financial Statements

           Consolidated Statements of
            Financial Condition(As of December 31, 1998
            (unaudited) and September 30, 1998)                           3

           Consolidated Statements of Income for the three
            months ended December 31, 1998 (unaudited)
            and December 31, 1997 (unaudited)                             4

           Consolidated Statements of Cash Flow for the three
            months ended December 31, 1998 (unaudited)
            and December 31, 1997 (unaudited)                             5

           Notes to the Unaudited Consolidated Financial Statements       6

Item 2.    Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                     7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    11

Part II.   Other Information

Item 1.    Legal Proceedings                                             12
Item 2.    Changes in Securities and Use of Proceeds                     12
Item 3.    Defaults Upon Senior Securities
                                                                         12
Item 4.    Submission of Matters to a Vote of Security Holders           12
Item 5.    Other Information                                             12
Item 6.    Exhibits and Reports on Form 8-K                              12

Signatures                                                               13


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                December 31,    September 30,
                                                                    1998           1998
                                                                ------------    -------------
                                                                     (In Thousands Except
                                                                        Share Amounts)
                                   Assets

Cash and Due from Banks                                           $  4,935        $  3,135
Investment Securities - Held to Maturity - at Amortized Cost         3,000           3,001
 - Available for Sale - at Market                                      747             753
Loans Receivable, Net                                               92,809          92,795
Office Properties and Equipment - at Depreciated Cost                  518             493
Federal Home Loan Bank Stock (FHLB) - at Cost                          886             871
Cash Surrender Value of Life Insurance                               1,172           1,159
Accrued Interest Receivable                                            847             856
Prepaid and Other Assets                                                76             112
Deferred Federal Income Tax Asset                                      440             436
                                                                  ------------------------
    Total Assets                                                  $105,430        $103,611
                                                                  ========================

                    Liabilities and Stockholders' Equity

Deposits                                                          $ 78,630        $ 76,851
Borrowed Funds                                                      12,469          12,526
Advances from Borrowers for Taxes and Insurance                          6             270
Deferred Compensation                                                  563             552
Accrued Interest Payable                                                78              72
Accrued Federal Income Tax                                             145               6
Other Liabilities                                                      554             621
                                                                  ------------------------
    Total Liabilities                                               92,445          90,898
                                                                  ========================

Stockholders' Equity

  Common Stock, $.01 Par value; 4,000,000 Shares Authorized;
   1,573,775 Shares Issued and 1,474,321 Shares Outstanding             16              16
  Additional Paid-In Capital                                         7,607           7,594
  Shares Acquired by Employee Stock Ownership Plan (ESOP)             (472)           (498)
  MRP Trust                                                           (520)           (550)
  Retained Earnings, Substantially Restricted                        7,734           7,531
  Treasury Stock (99,454 Shares at Cost)                            (1,380)         (1,380)
                                                                  -------------------------

    Total Stockholders' Equity                                      12,985          12,713
                                                                  ------------------------

    Total Liabilities and Stockholders' Equity                    $105,430        $103,611
                                                                  ========================


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME



                                                    Three Months Ended
                                                       December 31,
                                                   --------------------
                                                    1998          1997
                                                   --------------------
                                                   (In Thousands Except
                                                    for Share Amounts)

Interest Income
  Interest on Loans                                $2,028       $1,978
  Interest on Investment Securities                    53           48
  Interest on Mortgage-Backed Securities                -            1
  Other Interest and Dividends                         83           49
                                                   -------------------
    Total Interest Income                           2,164        2,076
                                                   -------------------

Interest Expense
  Deposits                                          1,028          970
  Long-Term Borrowed Funds                            166          138
                                                   -------------------
    Total Interest Expense                          1,194        1,108
                                                   -------------------

Net Interest Income                                   970          968

Provision for Loan Losses                              12           12
                                                   -------------------

  Net Interest Income After Provision for Loan
    Losses                                            958          956
                                                   -------------------

Other Income
  Fees and Charges                                     27           39
  Other                                                33           36
                                                   -------------------
    Total Other Income                                 60           75
                                                   -------------------

General and Administrative
  Salaries and Employee Benefits                      311          280
  Franchise and Other Taxes                            36           36
  Federal Insurance Premium                            11           11
  Expenses of Premises and Fixed Assets                49           44
  Data Processing and Related Contract Services        34           33
  Legal, Audit, and Supervisory Exam                   29           53
  Other Operating Expense                              93           99
                                                   -------------------
    Total General and Administrative                  563          556
                                                   -------------------

Income Before Income Tax                              455          475
Federal Income Tax Expense                            160          169
                                                   -------------------

    Net Income                                     $  295       $  306
                                                   ===================

Comprehensive Income                               $  295       $  306
                                                   ===================

Earnings Per Share
  Basic EPS                                        $ 0.21       $ 0.22
                                                   ===================
  Fully Diluted EPS                                $ 0.20       $ 0.21
                                                   ===================




              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Three Months Ended
                                                       December 31,
                                                   --------------------
                                                     1998         1997
                                                   --------------------
                                                   (In Thousands Except
                                                      Share Amounts)

Cash Flows from Operating Activities
  Net Income                                       $  295         $  306
  Reconciliation of Net Income with Cash Flows
   from Operations:
  Revision for Loan Losses                             12             12
  Depreciation                                         18             17
  Deferred Income Taxes                                (4)            (5)
  Amortization                                        (62)           (63)
  FHLB Stock Dividends                                (15)           (14)
  ESOP and Stock Compensation                          42             48
  Changes In:
    Accrued Interest Receivable                         9              4
    Prepaid and Other Assets                           36             19
    Cash Surrender Value of Life Insurance            (12)           (11)
    Deferred Compensation                              11             18
    Accrued Interest Payable                            6             11
    Accrued Income Tax                                139            176
    Other Liabilities                                 (67)          (157)
                                                   ---------------------
      Net Cash Provided by Operating Activities       408            361
                                                   ---------------------

Cash Flows from Investing Activities
  Purchase of Investment Securities                  (500)             -
  Maturity of Investment Securities                   500            791
  Loan Originations and Repayments, Net                 3         (2,636)
  Principal Received on Debt Security                   6              -
  Expenses paid for REO                                 -            (14)
  Proceeds from Sale of REO                            35             83
  Purchase of Office Properties and Equipment         (44)            (4)
                                                   ---------------------

      Net Cash Used in Investing Activities             -         (1,780)
                                                   ---------------------

Cash Flows from Financing Activities
  Net (Decrease) Increase in Deposits               1,779           (272)
  Dividends Paid                                      (92)           (92)
  ESOP Shares Released                                 26             26
  Common Stock Shares Purchased for Treasury            -           (275)
  Advance from Borrowers for Taxes and Insurance     (264)          (204)
  Repayments of Borrowings                         (4,057)        (2,004)
  Proceeds of Borrowings                            4,000          4,450
                                                   ---------------------

      Net Cash Provided by Financing Activities     1,392          1,629
                                                   ---------------------

  Changes in Cash and Cash Equivalents              1,800            210

Cash and Cash Equivalents, Beginning of Period      3,135          1,185
                                                   ---------------------

Cash and Cash Equivalents, End of Period           $4,935         $2,395
                                                   =====================



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

The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998 contained in the Corporation's 1998 Annual Report.

Note 2 - Earnings Per Share
         ------------------

The average number of common shares used to calculate earnings per share were as follows:



                      Three Months Ended December 31,
                      -------------------------------
                        1998                 1997
                      -------------------------------

Basic Weighted -      1,424,531            1,406,252
  Average Shares
Diluted Weighted -    1,505,439            1,483,690
  Average Shares



Note 3 - Impact of Recent Accounting Standards
         -------------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 became effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 has not had a material impact on the disclosure requirements of the Corporation.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At December 31, 1998, the Corporation's total assets amounted to $105.4 million as compared to $103.6 million at September 30, 1998. The $1.8 million or 1.7% increase was primarily due to an increase in cash and due from banks. Such increase was funded primarily by an increase in deposits. Stockholders' equity amounted to $12.9 million or 12.2% of total assets at December 31, 1998 compared to $12.7 million or 12.3% at September 30, 1998. The increase in stockholders' equity was primarily due to continued profitable operations partially offset by cash dividends.

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

The following is a breakdown of loans receivable as of the periods indicated:



                                     December 31, 1998     September 30, 1998
                                     -----------------     ------------------
                                     Amount    Percent     Amount    Percent
                                     ----------------------------------------

Real Estate Loans
  One-to-Four Family Residential     $76,064    78.96%    $78,969     81.68%
  Multi-Family and Non-Residential    10,554    10.96      11,070     11.45
  Land and Construction:
    Residential                        6,985     7.25       5,531      5.72
    Commercial                         1,414     1.47            -        -
                                     --------------------------------------
      Total Real Estate Loans         95,017    98.64      95,570     98.85
                                     --------------------------------------
Consumer Loans
  Savings Accounts                       696     0.72         665      0.69
  Other Consumer Loans                   619     0.64         449      0.46
                                     --------------------------------------
      Total Consumer Loans             1,315     1.36       1,114      1.15
                                     --------------------------------------
      Total Loans                     96,332   100.00%     96,684    100.00%
                                     ======================================
Less
  Loans in Process                     2,227                2,572
  Deferred Loan Fees                     597                  613
  Allowance for Loan Losses              699                  704
                                     -------              -------
      Loans Receivable, Net          $92,809              $92,795
                                     =======              =======



Delinquent Loans

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at December 31, 1998. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.




                                                             Percent of Corresponding
                                   Loans Delinquent             For Loan Categories
                              -------------------------     --------------------------
                              30-89     90 Days             30-89    90 Days
                              Days      And Over  Total     Days     And Over  Total
                              --------------------------------------------------------
                                (Dollars in Thousands)

One-to-four family
 residential                  $2,716    $2,843    $5,559    3.57%    3.74%     7.31%
Multi-family and
 nonresidential                  341       343       684    3.23%    3.25%     6.48%
Construction and land             36       273       309    0.43%    3.25%     3.68%
Consumer                          31         6        37    2.36%    0.46%     2.81%
                              ------    ------    ------

    Total delinquent loans    $3,124    $3,465    $6,589
                              ======    ======    ======



The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.



                                            December 31,      September 30,
                                          ----------------    -------------
                                           1998      1997          1998
                                          ---------------------------------
                                                (Dollars in Thousands)

Non-accruing loans:
  One-to-four family residential (1)      $2,843    $1,470        $2,905
  Multi-family and non-residential
   real estate                               343       436           343
  Construction and land                      273       111           335
  Consumer                                     6         -             -
  Accruing consumer loans greater
  than 90 days delinquent:                     -        18             -
                                          ------    ------        ------
      Total non-performing loans           3,465     2,035         3,583
Real estate acquired through
  foreclosure                                  -         -             -
                                          ------    ------        ------

      Total non-performing assets         $3,465    $2,035        $3,583
                                          ======    ======        ======
      Total non-performing assets as a
       percentage of total loans            3.60%     2.43%         3.86%
                                          ======     =====          ====
      Total non-performing assets as a
       percentage of  total assets          3.29%     2.04%         3.46%
                                          ======     =====         =====


<F1>  Includes second mortgage loans.


The $3.5 million of nonaccruing loans at December 31, 1998 consisted of 63 loans with an average balance of approximately $55,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter ended December 31, 1998 would have been approximately $69,000. Substantially, all of the loans are extended to separate borrowers.

The increase between December 31, 1997 and December 31, 1998, is primarily due to the nonaccrual status of 14 loans which have been extended to three separate borrowers. Such loans, aggregating $902,000 at December 31, 1998, are secured by non-owner occupied single-family homes. The $902,000 consists of four loans to one borrower aggregating $411,000, seven loans to a second borrower aggregating $258,000 and three loans to a third borrower totalling $211,000. The borrower with four loans aggregating $411,000 is in the process of selling all single-family properties securing such loans. In addition, the Bank is presently working with the other two borrowers in an attempt to favorably resolve the delinquent status of such loans.
Presently, the Bank does not believe that it will incur any material losses on such loans.

Classified Assets

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1998, the Bank had $4.3 million of loans that were classified as substandard, no loans classified as doubtful and $15,000 of loans classified as loss. The difference between the $4.3 million of assets classified for regulatory purposes and the delinquent loans of $3.5 million was approximately $800,000. This amount represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

Although management uses the best information available to make determinations with respect to the provisions of loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.


                                                      Three Months Ended      Year Ended
                                                         December 31,       September 30,
                                                      ------------------    -------------
                                                        1998       1997          1998
                                                      -----------------------------------
                                                            (Dollars in Thousands)

Average Loans Receivable, Net                         $92,732    $89,835       $91,487
                                                      ================================
Allowance for Loan Losses
  Balance at Beginning of Period                       $  704    $   476       $   476
  Net (Charge-Offs)                                       (17)       (15)          (57)
  Provision for Loan Losses                                12         12           285
                                                      --------------------------------
  Balance at End of Period                            $   699    $   473       $   704
                                                      ================================
  Net Loans (Charged-Off) Recovered to Average
   Loans                                                -0.02%     -0.02%        -0.06%
                                                      ================================
Allowance for Loan Losses to Total Loans                 0.73%      0.51%         0.73%
                                                      ================================
Allowance for Loan Losses to Total Non-Performing
 Loans                                                  20.17%     24.67%        19.65%
                                                      ================================
Net Loans (Charged-Off) Recovered to Allowance for
 Loan Losses                                            -2.43%     -3.17%        -8.10%
                                                      ================================


The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                            December 31, 1998
                                  -------------------------------------
                                                       Percent of Loans
                                                       In Each Category
                                  Amount                To Total Loans
                                  -------------------------------------
                                         (Dollars in Thousands)

One-to-Four Family Residential     $502                    78.96%
Multi-Family Residential            101                    10.96%
Land and Construction                68                     8.72%
Consumer Loans                       28                     1.37%
                                   -----------------------------

    Total                          $699                   100.00%
                                   =============================



Results of Operations for the Three Months Ended December 31, 1998 and 1997

      General. The Corporation reported net income of $295,000 during the three months ended December 31, 1998 compared to $306,000 during the three months ended December 31, 1997. The decrease in net income during the three months ended December 31, 1998 compared to the same period in 1997 was due primarily to a decrease in revenues from fees, charges and other income of $15,000, and increases in non-interest expense of $7,000 which were partially offset by a decrease in federal income tax expense.

      Interest Income. Interest income increased $88,000 or 4.2% to $2.2 million for the three months ended December 31, 1998 compared to the same period in 1997. The increase during the 1998 period was primarily due to an increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was primarily due to increased loan demand.
Yields on interest-earning assets remained relatively constant.

      Interest Expense. Interest expense increased $86,000 or 7.8% to $1.2 million for the three months ended December 31, 1998, compared to the same period in 1997. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits. Costs of funds remained relatively constant.

      Net Interest Income. Net interest income amounted to $970,000 for the three months ended December 31, 1998, an increase of $2,000 over the comparable period in 1997. The interest rate spread amounted to 3.13% for the three months ended December 31, 1998 compared to 3.16% for the same period in 1997. The ratio of average interest-earning assets to average interest-bearing liabilities was 114.2% and 118.6% for the same respective periods.

      Provision for Losses on Loans. The provision for losses on loans amounted to $12,000 for both the three months ended December 31, 1998 and 1997.

      Other Income. Other income decreased $15,000 or 20.0% during the three months ended December 31, 1998, compared to the same period in 1997 due primarily to a decrease in fees and charges relating to loans.

      Non-Interest Expenses.   Non-interest expenses for three months ended
December 31, 1998 increased $7,000 or 1.3% over the same period in 1997 to $563,000. This increase was primarily due to an increase in salaries and employee benefits of $31,000 that was partially offset by a decrease in legal, audit, and supervisory exam expenses. The increase in salaries and employee benefits was due to normal merit increases.

Liquidity and Capital Resources

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At December 31, 1998, the Bank had $12.5 million of outstanding advances from the FHLB of Cincinnati. The interest notes on these advances range from 4.82% to 5.55%. Maturities on these advances range from March 26, 2008 to October 2, 2008.

As of December 31, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 18.6%, 11.3% and 11.3%, respectively, compared to regulatory requirements of 8.0%, 1.5% and 3.0%, respectively.

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


                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


      For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1998 Annual Report to the Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since September 30, 1998.


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

           Not applicable.

Item 5.    Other Information
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FORT THOMAS FINANCIAL CORPORATION


Date:                             By:  /s/  Larry N. Hatfield
     ---------------                   ----------------------------
                                       Larry N. Hatfield
                                       President and Chief Executive Officer


Date:                              By:  /s/  J. Michael Lonnemann
     ---------------                    ---------------------------
                                        J. Michael Lonnemann
                                        Vice President, Secretary and Principal
                                        Financial Officer