Form 10-Q
period 1999-03-31
FORT THOMAS FINANCIAL CORP
filed 1999-05-14
CIK 940711

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-26242

                      FORT THOMAS FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

                     Ohio                                 61-1278396
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                      Identification Number)

         25 North Fort Thomas Avenue
            Fort Thomas, Kentucky                           41075
   (Address of principal executive officer)               (Zip Code)

                                (606)441-3302
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   [X]            No   [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of April 12, 1999, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.

        1 of 14

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS

Part I.   Financial Information                                      Page
-------------------------------                                      ----

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          (As of March 31, 1999 (unaudited) and
          September 30, 1998)                                          3

          Consolidated Statements of Income for the three
          and six months ended March 31, 1999 (unaudited)
          and 1998 (unaudited)                                         4

          Consolidated Statements of Cash Flow for the six
          months ended March 31, 1999 (unaudited) and 1998
          (unaudited)                                                  5

          Notes to the Unaudited Consolidated Financial
          Statements                                                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations                          7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                 12

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                           13
Item 2.   Changes in Securities and Use of Proceeds                   13
Item 3.   Defaults Upon Senior Securities                             13
Item 4.   Submission of Matters to a Vote of Security Holders         13
Item 5.   Other Information                                           13
Item 6.   Exhibits and Reports on Form 8-K                            13

Signatures                                                            14

        2 of 14

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                   March 31,   September 30,
                                                     1999          1998
                                                   ---------   -------------
                                             (In Thousands Except Share Amounts)

                                   Assets
Cash and Due from Banks                            $  5,585       $  3,135
Investment Securities - Held to Maturity
  - at Amortized Cost                                 3,000          3,001
  - Available for Sale - at Market                      741            753
Loans Receivable, Net                                90,183         92,795
Office Properties and Equipment - at
 Depreciated Cost                                       581            493
Federal Home Loan Bank Stock (FHLB) - at Cost           901            871
Cash Surrender Value of Life Insurance                1,185          1,159
Real Estate Owned                                        13              -
Accrued Interest Receivable                             838            856
Prepaid and Other Assets                                174            112
Deferred Federal Income Tax Asset                       445            436
                                                   -----------------------
      Total Assets                                 $103,646       $103,611
                                                   =======================

                    Liabilities and Stockholders' Equity
Deposits                                           $ 76,763       $ 76,851
Borrowed Funds                                       12,412         12,526
Advances from Borrowers for Taxes and
 Insurance                                              111            270
Deferred Compensation                                   574            552
Accrued Interest Payable                                 79             72
Accrued Federal Income Tax                                -              6
Other Liabilities                                       539            621
                                                   -----------------------
      Total Liabilities                              90,478         90,898
                                                   -----------------------

Stockholders' Equity
  Common Stock, $.01 Par value; 4,000,000
   Shares Authorized; 1,573,775 Shares Issued
   and 1,474,321 Shares Outstanding                      16             16
  Additional Paid-In Capital                          7,615          7,594
  Shares Acquired by Employee Stock Ownership
   Plan (ESOP)                                         (447)          (498)
  MRP Trust                                            (489)          (550)
  Retained Earnings, Substantially Restricted         7,853          7,531
  Treasury Stock (99,454 Shares at Cost)             (1,380)        (1,380)
                                                   -----------------------

      Total Stockholders' Equity                     13,168         12,713
                                                   -----------------------

      Total Liabilities and Stockholders'
       Equity                                      $103,646       $103,611
                                                   =======================

        3 or 14

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           Three Months Ended     Six Months Ended
                                               March 31,             March 31,
                                           ------------------     ----------------
                                            1999       1998       1999       1998
                                            ----       ----       ----       ----
                                           (In Thousands Except for Share Amounts)

Interest Income
  Interest on Loans                        $1,969     $2,007     $3,997     $3,984
  Interest on Investment Securities            50         47        103         95
  Other Interest and Dividends                 85         64        168        113
                                           ---------------------------------------
      Total Interest Income                 2,104      2,118      4,268      4,192
                                           ---------------------------------------

Interest Expense
  Deposits                                    982        974      2,010      1,945
  Long-Term Borrowed Funds                    156        157        322        295
                                           ---------------------------------------
      Total Interest Expense                1,138      1,131      2,332      2,240
                                           ---------------------------------------

Net Interest Income                           966        987      1,936      1,952

Provision for Loan Losses                      12         12         24         24
                                           ---------------------------------------

  Net Interest Income After Provision
   for Loan Losses                            954        975      1,912      1,928
                                           ---------------------------------------

Other Income
  Fees and Charges                             19         18         46         39
  Other                                        35         44         68         98
                                           ---------------------------------------
      Total Other Income                       54         62        114        137
                                           ---------------------------------------

General and Administrative
  Salaries and Employee Benefits              319        305        630        585
  Franchise and Other Taxes                    47         36         83         72
  Federal Insurance Premium                     6         11         17         22
  Expenses of Premises and Fixed Assets        46         41         95         84
  Data Processing and Related Contract
   Services                                    47         46         81         79
  Legal, Audit, and Supervisory Exam           97        103        126        155
  Other Operating Expense                     103        103        196        201
                                           ---------------------------------------
      Total General and Administrative        665        645      1,228      1,198
                                           ---------------------------------------

Income Before Income Tax                      343        392        798        867
Federal Income Tax Expense                    131        144        291        313
                                           ---------------------------------------

  Net Income                               $  212     $  248     $  507     $  554
                                           =======================================

Comprehensive Income                       $  212     $  248     $  507     $  554
                                           =======================================

Earnings Per Share
  Basic EPS                                $ 0.15     $ 0.18     $ 0.36     $ 0.39
                                           =======================================
  Fully Diluted EPS                        $ 0.14     $ 0.17     $ 0.34     $ 0.37
                                           =======================================

        4 of 14

              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                       -----------------
                                                       1999         1998
                                                       ----         ----
                                              (In Thousands Except Share Amounts)

Cash Flows from Operating Activities
  Net Income                                         $   507      $   554
  Reconciliation of Net Income with Cash
   Flows from Operations:
    Provision for Loan Losses                             24           24
    Depreciation                                          36           33
    Deferred Income Taxes                                 (8)        (100)
    Amortization                                        (125)        (125)
    FHLB Stock Dividends                                 (30)         (29)
    ESOP and Stock Compensation                           80           77
    Changes In:
      Accrued Interest Receivable                         18          (47)
      Prepaid and Other Assets                             8          (24)
      Cash Surrender Value of Life Insurance             (25)         (23)
      Deferred Compensation                               22           28
      Accrued Interest Payable                             7           11
      Accrued /Prepaid Income Tax                        (77)          22
      Other Liabilities                                  (83)        (143)
                                                     --------------------

      Net Cash Provided by Operating Activities          354          258
                                                     --------------------

Cash Flows from Investing Activities
  Purchase of Investment Securities                   (2,000)      (1,000)
  Maturity of Investment Securities                    2,000        2,290
  Loan Originations and Repayments, Net                2,559       (2,999)
  Principal Received on Debt Security                     12            -
  Expenses paid for REO                                    -          (19)
  Proceeds from Sale of REO                              143          203
  Purchase of Office Properties and Equipment           (125)          (7)
                                                     --------------------

      Net Cash Used in Investing Activities            2,589       (1,532)
                                                     --------------------

Cash Flows from Financing Activities
  Net (Decrease) Increase in Deposits                    (88)       2,936
  Dividends Paid                                        (184)        (184)
  ESOP Shares Released                                    52           51
  Common Stock Shares Purchased for Treasury               -         (277)
  Advance from Borrowers for Taxes and Insurance        (158)        (124)
  Repayments of Borrowings                            (4,115)      (9,908)
  Proceeds of Borrowings                               4,000       10,700
                                                     --------------------

      Net Cash Provided by Financing Activities         (493)       3,194
                                                     --------------------

  Changes in Cash and Cash Equivalents                 2,450        1,920

Cash and Cash Equivalents, Beginning of Period         3,135        2,186
                                                     --------------------

Cash and Cash Equivalents, End of Period             $ 5,585      $ 4,106
                                                     ====================

        5 of 14

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

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-
Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998 contained in the Corporation's 1998 Annual Report.

Note 2 - Earnings Per Share

The average number of common shares used to calculate earnings per share were as follows:

                       Three Months Ended March 31,   Six Months Ended March 31,
                       ----------------------------   --------------------------
                          1999           1998           1999           1998
                          ----           ----           ----           ----

Basic Weighted -
 Average Shares         1,427,105      1,402,661      1,425,818      1,404,445
Diluted Weighted -
 Average Shares         1,493,240      1,482,116      1,499,340      1,482,903

Note 3 - Impact of Recent Accounting Standards

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

        6 of 14

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 1999 and September 30, 1998, the Corporation's total assets amounted to $103.6 million. Stockholders' equity amounted to $13.2 million or 12.7% of total assets at March 31, 1999 compared to $12.7 million or 12.3% at September 30, 1998. The increase in stockholders' equity was primarily due to continued profitable operations partially offset by cash dividends.

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

The following is a breakdown of loan receivables as of the periods indicated:

                                           March 31,              September 30,
                                             1999                     1998
                                      -------------------      -------------------
                                      Amount      Percent      Amount      Percent
                                      ------      -------      ------      -------

Real Estate Loans
  One-to-Four Family Residential      $73,771      77.63%      $78,969      81.68%
  Multi-Family and Non-Residential     10,111      10.64        11,070      11.45
  Land and Construction:
    Residential                        10,076      10.60         5,531       5.72
    Commercial                              -          -             -          -
                                      -------------------------------------------
      Total Real Estate Loans          93,958      98.87        95,570      98.85
                                      -------------------------------------------
Consumer Loans
  Savings Accounts                        638       0.67           665       0.69
  Other Consumer Loans                    435       0.46           449       0.46
                                      -------------------------------------------
      Total Consumer Loans              1,073       1.13         1,114       1.15
                                      -------------------------------------------
      Total Loans                      95,031     100.00%       96,684     100.00%
                                      -------     ======       -------     ======
Less
  Loans in Process                      3,638                    2,572
  Deferred Loan Fees                      560                      613
  Allowance for Loan Losses               650                      704
                                      -------                  -------
      Loan Receivables, Net           $90,183                  $92,795
                                      =======                  =======

        7 of 14

Delinquent Loans

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at March 31, 1999. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                    Percent of Corresponding
                                        Loans Delinquent For              Loan Categories
                                   ----------------------------     -------------------------
                                    30-89    90 Days                30-89    90 Days
                                    Days     And Over     Total     Days     And Over   Total
                                    -----    --------     -----     -----    --------   -----
                                                       (Dollars in Thousands)

One-to-four family residential     $3,029     $2,337     $5,366     4.11%     3.17%     7.28%
Multi-family and nonresidential        53        577        630     0.52      5.71      6.23
Construction and land                 100        314        414     0.99      3.12      4.11
Consumer                               28          -         28     2.61         -      2.61
                                   ----------------------------

Total delinquent loans             $3,210     $3,228     $6,438
                                   ============================

The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                         March 31,       September 30,
                                                    ------------------   -------------
                                                     1999        1998        1998
                                                     ----        ----        ----
                                                          (Dollars in Thousands)

Non-accruing loans:
  One-to-four family residential (1)                $2,337      $1,273      $2,905
  Multi-family and non-residential real estate         577         776         343
  Construction and land                                314         100         335
  Consumer                                               -           -           -
Accruing consumer loans greater
 than 90 days delinquent:                                -         102           -
                                                    ------------------------------
      Total non-performing loans                     3,228       2,251       3,583
Real estate acquired through foreclosure                13           -           -
                                                    -------------------------------
      Total non-performing assets                   $3,241      $2,251      $3,583
                                                    ==============================
      Total non-performing assets as a
       percentage of total loans                      3.41%       2.59%       3.71%
                                                    ==============================
      Total non-performing assets as a
       percentage of  total assets                    3.13%       2.25%       3.46%
                                                    ==============================

<F1>  Includes second mortgage loans.

The $3.2 million of nonaccruing loans at March 31, 1999 consisted of 57 loans with an average balance of approximately $56,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter ended March 31, 1999 would have been approximately $69,000. Substantially, all of the loans are extended to separate borrowers.

The increase between March 31, 1998 and March 31, 1999, is primarily due to the nonaccrual status of 17 loans which have been extended to separate borrowers. Such loans, aggregating $1.0 million at December 31, 1998, are secured by residential real estate. Presently, the Bank does not believe that it will incur any material losses on such loans.

        8 of 14

Classified Assets

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At March 31, 1999, the Bank had $4.0 million of loans that were classified as substandard, no loans classified as doubtful and no loans classified as loss. The difference between the $4.0 million of assets classified for regulatory purposes and the delinquent loans of $3.2 million represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.

                                            Six Months Ended       Year Ended
                                                March 31,         September 30,
                                          --------------------    -------------
                                            1999         1998         1998
                                            ----         ----         ----
                                                (Dollars in Thousands)

Average Loans Receivable, Net             $92,166      $90,633      $91,487
Allowance for Loan Losses
  Balance at Beginning of Period          $   704      $   476      $   476
  Net (Charge-Offs)                           (78)         (41)         (57)
  Provision for Loan Losses                    24           12          285
                                          ---------------------------------
  Balance at End of Period                $   650      $   447      $   704
                                          =================================
  Net Loans (Charged-Off) Recovered to
   Average Loans                            -0.09%       -0.05%       -0.06%
                                          =================================
Allowance for Loan Losses to Total Loans     0.68%        0.51%        0.73%
                                          =================================
Allowance for Loan Losses to Total
 Non-Performing Loans                       20.14%       19.86%       19.65%
                                          =================================
Net Loans (Charged-Off) Recovered to
 Allowance for Loan Losses                 -12.00%       -9.17%       -8.10%
                                          =================================

        9 of 14

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                              March 31, 1999
                                        ---------------------------
                                                   Percent of Loans
                                                   In Each Category
                                        Amount      To Total Loans
                                        ------     ----------------
                                          (Dollars in Thousands)

One-to-Four Family Residential           $397           77.63%
Multi-Family Residential                  125           10.64
Land and Construction                     100           10.60
Consumer Loans                             28            1.13
                                         --------------------
      Total                              $650          100.00%
                                         ====================

Results of Operations for the Three Months Ended March 31, 1999 and 1998

      General. The Corporation reported net income of $212,000 during the three months ended March 31, 1999 compared to $248,000 during the three months ended March 31, 1998. The decrease in net income during the three months ended March 31, 1999 compared to the same period in 1998 was due primarily to a decrease in net interest income of $21,000, a decrease in revenues from fees, charges and other income of $8,000, and increases in non-interest expense of $20,000 which were partially offset by a decrease in federal income tax expense.

      Interest Income. Interest income decreased $14,000 or 0.7% to $2.1 million for the three months ended March 31, 1999 compared to the same period in 1998. The decrease during the 1999 period was primarily due to a decrease in the average yield on the Corporation's loan portfolio of 18 basis points.

      Interest Expense. Interest expense increased $7,000 or 0.6% to $1.1 million for the three months ended March 31, 1999, compared to the same period in 1998. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and borrowed funds.

      Net Interest Income. Net interest income amounted to $966,000 for the three months ended March 31, 1999, a decrease of $21,000 or 2.1% over the comparable period in 1998. The interest rate spread amounted to 3.17% for the three months ended March 31, 1999 compared to 3.14% for the same period in 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 113.5% and 118.3% for the same respective periods.

      Provision for Losses on Loans. The provision for losses on loans amounted to $12,000 for both the three months ended March 31, 1999 and 1998.

      Other Income. Other income decreased $8,000 or 12.9% during the three months March 31, 1999, compared to the same period in 1998 due primarily to a decrease in fees and charges relating to loans.

      Non-Interest Expenses.   Non-interest expenses for the three months
ended March 31, 1999 increased $20,000 or 3.1% over the same period in 1998 to $665,000. This increase was primarily due to an increase in salaries and employee benefits of $14,000 and an increase in franchise and other taxes of $11,000. The increase in salaries and employee benefits was due to normal merit increases.

Results of Operations for the Six Months Ended March 31, 1999 and 1998

      General. The Corporation reported net income of $507,000 during the six months ended March 31, 1999, compared to $554,000 during the six months ended March 31, 1998. The decrease in net income during the six months ended March 31, 1999, compared to the same period in 1998 was due primarily to decreases in net interest income of $16,000 and revenues from fees, charges and other income of $23,000, and increases in non-interest expense of $30,000 which were partially offset by a decrease in federal income tax expense.

      Interest Income. Interest income increased $76,000 or 1.8% to $4.3 million for the six months ended March 31, 1999, compared to the same period in 1998. The increase during the 1999 period was primarily due to increase in the average outstanding balance of the Corporation's loan portfolio. Such increase was primarily due to increased loan demand and an increase in other interest earning assets.

        10 of 14

      Interest Expense. Interest expense increased $92,000 or 4.1% to $2.3 million for the six months ended March 31, 1999, compared to the same period in 1998. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and borrowings.

      Net Interest Income. Net interest income amounted to $1.9 million for the six months ended March 31, 1999, a decrease of $16,000 over the comparable period in 1998. The interest rate spread amounted to 3.18% for the six months ended March 31, 1999, compared to 3.14% for the same period in 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 113.19% and 118.47% for the same respective periods.

      Provision for Losses on Loans. The provision for losses on loans amounted to $24,000 for both the six months ended March 31, 1999 and March 31, 1998.

      Other Income. Other income decreased $23,000 or 16.8% during the six months ended March 31, 1999, compared to the same period in 1998 primarily due to a decrease in fees and charges relating to loans.

      Non-Interest Expense. Non-interest expenses for the six months ended March 31, 1999 increased $30,000 or 2.5% over the same period in 1998 to $1.2 million. This increase was primarily due to an increase in salaries and employee benefits of $45,000 that was partially offset by a decrease in legal, audit, and supervisory exam expenses. The increase in salaries and employee benefits was due to normal merit increases.

Liquidity and Capital Resources

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At March 31, 1999, the Bank had $12.4 million of outstanding advances from the FHLB of Cincinnati. The interest rates on these advances range from 4.82% to 5.55%. Maturities on these advances range from March 26, 2008 to October 2, 2008.

As of March 31, 1999, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 11.8%, 11.8% and 19.4%, respectively, compared to regulatory requirements 1.5%, 3.0% and 8.0%, respectively.

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

        11 0r 14

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

        12 of 14

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

Item 4.   Submission of Matters to a Vote of Security Holders

          On January 25, 1999, the Corporation held an annual meeting for the election of directors and ratification of auditors. The votes with respect to such proposals are set forth below.

          Proposal One (Election of Directors):

          Name                           For         Against      Withhold
          ----                           ---         -------      --------

          Larry N. Hatfield           1,223,873                    4,660
          Robert L. Grimm             1,222,191                    6,342
          Harold A. Luersen           1,221,123                    6,742
          Don J. Beckmeyer            1,223,123                    5,410
          J. Steven McLane            1,223,623                    4,910

          Proposal Two (Ratification of VonLehman & Company Inc. as
          Auditors):

                                         For         Against      Abstain
                                         ---         -------      -------

                                      1,221,488       2,897        4,148

        13 of 14

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FORT THOMAS FINANCIAL CORPORATION



Date:      __________                By:  /s/  Larry N. Hatfield
                                     Larry N. Hatfield
                                     President and Chief Executive Officer



Date:      __________                By:  /s/  J. Michael Lonnemann
                                     J. Michael Lonnemann
                                     Vice President, Secretary and
                                     Principal Financial Officer