Form 10-Q
period 1999-06-30
FORT THOMAS FINANCIAL CORP
filed 1999-08-16
CIK 940711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-26242

                        FORT THOMAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                    Ohio                                    61-1278396
------------------------------------------------      --------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                          Identification Number)

          25 North Fort Thomas Avenue
               Fort Thomas, Kentucky                            41075
------------------------------------------------      --------------------------
   (Address of principal executive officer)                   (Zip Code)

                                   (606)441-3302
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of July 16, 1999, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                           PAGE
-------   ---------------------                                                           ----


Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition
                  (As of June 30, 1999 (unaudited) and September 30, 1998)                  3

                  Consolidated Statements of Income for the three and nine months
                  ended June 30, 1999 (unaudited) and 1998 (unaudited)                      4

                  Consolidated Statements of Cash Flow for the nine months ended
                  June 30, 1999 (unaudited) and 1998 (unaudited)                            5

                  Notes to the Unaudited Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 15
Item 2.  Changes in Securities and Use of Proceeds                                         15
Item 3.  Defaults Upon Senior Securities                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                               15
Item 5.  Other Information                                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                                  15

SIGNATURES                                                                                 16


              FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)

                                                                      JUNE 30,           SEPTEMBER 30,
                                                                        1999                 1998
                                                                   ---------------      ---------------
                                                                    (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   ASSETS
Cash and Due from Banks                                                 $   1,770             $   3,135
Investment Securities - Held to Maturity - at Amortized Cost                5,500                 3,001
      - Available for Sale - at Market                                        741                   753
Loans Receivable, Net                                                      88,326                92,795
Office Properties and Equipment - at Depreciated Cost                         607                   493
Federal Home Loan Bank Stock (FHLB) - at Cost                                 917                   871
Cash Surrender Value of Life Insurance                                      1,198                 1,159
Real Estate Owned                                                             116                    --
Accrued Interest Receivable                                                   797                   856
Prepaid and Other Assets                                                       96                   112
Deferred Federal Income Tax Asset                                             449                   436
                                                                        ---------             ---------
  TOTAL ASSETS                                                          $ 100,517             $ 103,611
                                                                        =========             =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                $  73,583             $  76,851
Borrowed Funds                                                             12,042                12,526
Advances from Borrowers for Taxes and Insurance                               230                   270
Deferred Compensation                                                         585                   552
Accrued Interest Payable                                                       68                    72
Accrued Federal Income Tax                                                     84                     6
Other Liabilities                                                             515                   621
                                                                        ---------             ---------
  TOTAL LIABILITIES                                                        87,107                90,898
                                                                        ---------             ---------

STOCKHOLDERS' EQUITY
 Common Stock, $.01 Par value; 4,000,000 Shares Authorized;
  1,573,775 Shares Issued and 1,474,321 Shares
  Outstanding                                                                  16                    16
 Additional Paid-In Capital                                                 7,620                 7,594
 Shares Acquired by Employee Stock Ownership Plan (ESOP)                     (421)                 (498)
 MRP Trust                                                                   (458)                 (550)
 Retained Earnings, Substantially Restricted                                8,033                 7,531
 Treasury Stock (99,454 Shares at Cost)                                    (1,380)               (1,380)
                                                                        ---------             ---------

  TOTAL STOCKHOLDERS' EQUITY                                               13,410                12,713
                                                                        ---------             ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 100,517             $ 103,611
                                                                        =========             =========

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                    -----------------     -----------------
                                                     1999        1998       1999       1998
                                                    ------     ------     ------     ------
                                                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
INTEREST INCOME
  Interest on Loans                                 $1,916     $2,063     $5,913     $6,047
  Interest on Investment Securities                     85         47        188        142
  Other Interest and Dividends                          70         64        238        178
                                                    ------     ------     ------     ------
    Total Interest Income                            2,071      2,174      6,339      6,367
                                                    ------     ------     ------     ------

INTEREST EXPENSE
  Deposits                                             940        991      2,950      2,936
  Long-Term Borrowed Funds                             154        114        476        409
                                                    ------     ------     ------     ------
    Total Interest Expense                           1,094      1,105      3,426      3,345
                                                    ------     ------     ------     ------

Net Interest Income                                    977      1,069      2,913      3,022

Provision for Loan Losses                               32        157         56        181
                                                    ------     ------     ------     ------

  Net Interest Income After Provision for Loan
    Losses                                             945        912      2,857      2,841
                                                    ------     ------     ------     ------

OTHER INCOME
  Fees and Charges                                      25         42         71        113
  Other                                                 38         46        106        112
                                                    ------     ------     ------     ------
    Total Other Income                                  63         88        177        225
                                                    ------     ------     ------     ------

GENERAL AND ADMINISTRATIVE
  Salaries and Employee Benefits                       301        295        931        880
  Franchise and Other Taxes                             33         44        116        116
  Federal Insurance Premium                              6         11         23         33
  Expenses of Premises and Fixed Assets                 42         41        137        125
  Data Processing and Related Contract Services         52         35        133        114
  Legal, Audit, and Supervisory Exam                    47         37        173        192
  Other Operating Expense                              103         84        299        285
                                                    ------     ------     ------     ------
    Total General and Administrative                   584        547      1,812      1,745
                                                    ------     ------     ------     ------

Income Before Income Tax                               424        453      1,222      1,321
Federal Income Tax Expense                             151        158        442        471
                                                    ------     ------     ------     ------

  NET INCOME                                        $  273     $  295     $  780     $  850
                                                    ======     ======     ======     ======

Comprehensive Income                                $  273     $  295     $  780     $  850
                                                    ======     ======     ======     ======

EARNINGS PER SHARE
  Basic EPS                                         $ 0.19     $ 0.21     $ 0.55     $ 0.61
                                                    ======     ======     ======     ======
  Fully Diluted EPS                                 $ 0.18     $ 0.20     $ 0.52     $ 0.57
                                                    ======     ======     ======     ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                         --------------------------
                                                            1999            1998
                                                         -----------    -----------
                                                    (IN THOUSANDS EXCEPT SHARE AMOUNTS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $    779      $    849
  Reconciliation of Net Income with Cash Flows from
    Operations:
  Provision for Loan Losses                                   56           181
  Depreciation                                                55            49
  Deferred Income Taxes                                      (13)         (153)
  Amortization                                              (185)         (208)
  FHLB Stock Dividends                                       (46)          (44)
  ESOP and Stock Compensation                                116           116
  Changes In:
    Accrued Interest Receivable                               59           (53)
    Prepaid and Other Assets                                  15            (9)
    Cash Surrender Value of Life Insurance                   (38)          (34)
    Deferred Compensation                                     33            38
    Accrued Interest Payable                                  (3)            4
    Accrued /Prepaid Income Tax                               78            33
    Other Liabilities                                       (107)         (135)
                                                        --------      --------

    Net Cash Provided by Operating Activities                799           634
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities                       (4,500)       (2,860)
  Maturity of Investment Securities                        2,000         2,789
  Loan Originations and Repayments, Net                    4,152        (3,937)
  Principal Received (Paid) on Debt Security                  12            (5)
  Expenses paid for REO                                       --           (19)
  Proceeds from Sale of REO                                  331           203
  Purchase of Office Properties and Equipment               (169)          (13)
  Purchase of FHLB Stock                                      --           (26)
                                                        --------      --------

    Net Cash Used in Investing Activities                  1,826        (3,868)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Deposits                                      (3,268)        3,342
  Dividends Paid                                            (276)         (276)
  ESOP Shares Released                                        78            82
  Common Stock Shares Purchased for Treasury                  --          (277)
  Advance from Borrowers for Taxes and Insurance             (39)          (18)
  Repayments of Borrowings                                (4,485)      (10,964)
  Proceeds of Borrowings                                   4,000        10,700
                                                        --------      --------

    Net Cash Provided by Financing Activities             (3,990)        2,589
                                                        --------      --------

  CHANGES IN CASH AND CASH EQUIVALENTS                    (1,365)         (645)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,135         2,186
                                                        --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  1,770      $  1,541
                                                        ========      ========

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

The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998 contained in the Corporation's 1998 Annual Report.

NOTE 2 - EARNINGS PER SHARE
         ------------------

The average number of common shares used to calculate earnings per share were as follows:

                      Three Months Ended June 30,          Nine Months Ended June 30,
                      --------------------------           -------------------------
                          1999         1998                    1999           1998
                          ----         ----                    ----           ----

Basic Weighted -       1,429,680     1,405,511               1,427,105     1,404,667
  Average Shares
Diluted Weighted -
  Average Shares       1,503,847     1,485,771               1,500,842     1,483,859


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 1999 and September 30, 1998, the Corporation's total assets amounted to $100.5 million and $103.6 million, respectively. Stockholders' equity amounted to $13.4 million or 13.3% of total assets at June 30, 1999 compared to $12.7 million or 12.3% at September 30, 1998. The increase in stockholders' equity was primarily due to continued profitable operations partially offset by cash dividends.

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

The following is a breakdown of loan receivables as of the periods indicated:

                                              JUNE 30,           SEPTEMBER 30,
                                              --------           -------------
                                               1999                  1998
                                               ----                  ----
                                        AMOUNT       PERCENT    AMOUNT     PERCENT
                                        ------      ------     ------       ------
REAL ESTATE LOANS                                 (Dollars in Thousands)
  One-to-Four Family Residential       $73,584        78.8%   $78,969        81.6%
  Multi-Family and Non-Residential       9,614        10.3     11,070        11.4
  Land and Construction:
    Residential                          6,525         7.0      5,531         5.7
    Commercial                           2,675         2.8         --
                                        ------      ------     ------       ------

    Total Real Estate Loans             92,398        98.9     95,570        98.7
                                        ------      ------     ------       ------
CONSUMER LOANS
  Savings Accounts                         619         0.7        665         0.7
  Other Consumer Loans                     403         0.4        449         0.6
                                        ------      ------     ------       ------
    Total Consumer Loans                 1,022         1.1      1,114         1.3
                                        ------      ------     ------       ------
    Total Loans                         93,420       100.0%    96,684       100.0%
                                        ------       ======    ------       ======
LESS
  Loans in Process                       3,875                  2,572
                                           548                    613
Deferred Loan Fees
  Allowance for Loan Losses                671                    704
                                        ------                 ------
    Loan Receivables, Net              $88,326                $92,795
                                        ======                 ======

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at June 30, 1999. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                                             Percent of Corresponding
                                             Loans Delinquent For                                 Loan Categories
                                             --------------------                                 ---------------
                                   30-89           90 Days                             30-89          90 Days
                                   Days            And Over           Total             Days          And Over           Total
                                   ----            --------           -----             ----          --------           -----
                                        (Dollars in Thousands)
One-to-four family
  residential                     $2,487            $1,700            $4,187            3.38%            2.31%            5.69%
Multi-family and
  nonresidential                     424               343               767            4.41             3.57             7.98
Construction and land                165               305               470            1.79             3.32             5.11
Consumer                               3                 7                10            0.29             0.69             0.98
                                   -----             -----             -----
Total delinquent loans            $3,079            $2,355            $5,434
                                   =====             =====             =====

The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                          JUNE 30,                SEPTEMBER 30,
                                                          --------                -------------
                                                 1999               1998               1998
                                                 ----               ----               ----
                                                          (Dollars in Thousands)
Non-accruing loans:
  One-to-four family residential (1)            $1,700             $1,612             $2,905
  Multi-family and non-residential
    real estate                                    343                340                343
  Construction and land                            305                 --                335
  Consumer                                           7                 --                 --
Accruing consumer loans greater
  than 90 days delinquent:                          --                  8                 --
                                                ------             ------             ------
    Total non-performing loans                   2,355              1,960              3,583
Real estate acquired through
  foreclosure                                      116                 --                 --
                                                ------             ------             ------

   Total non-performing assets                  $2,471             $1,960             $3,583
                                                ======             ======             ======
   Total non-performing assets as a
      percentage of total loans                   2.65%              2.10%              3.71%
                                                ======             ======             ======
   Total non-performing assets as a
      percentage of  total assets                 2.45%              1.93%              3.46%
                                                ======             ======             ======

(1)   Includes second mortgage loans.

The $2.5 million of nonaccruing loans at June 30, 1999 consisted of 43 loans with an average balance of approximately $58,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter ended June 30, 1999 would have been approximately $51,000. Substantially, all of the loans are extended to separate borrowers.

The increase between June 30, 1998 and June 30, 1999 was primarily due to the nonaccrual status of eight loans which have been extended to separate borrowers. Such loans, aggregating $0.4 million at June 30, 1999, are secured by residential real estate. Presently, the Bank does not believe that it will incur any material losses on such loans.

CLASSIFIED ASSETS

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At June 30, 1999, the Bank had $2.5 million of loans that were classified as substandard, no loans classified as doubtful and no loans classified as loss. The difference between the $2.5 million of assets classified for regulatory purposes and the delinquent loans of $2.4 million represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.

                                                                      NINE MONTHS ENDED           YEAR ENDED
                                                                           JUNE 30,              SEPTEMBER 30,
                                                                           --------              -------------
                                                                      1999         1998              1998
                                                                      ----         ----              ----
                                                                              (DOLLARS IN THOUSANDS)
Average Loans Receivable, Net                                       $89,371      $91,114           $91,487
                                                                     ======       ======            ======
Allowance for Loan Losses
  Balance at Beginning of Period                                    $   704      $   476           $   476
  Net (Charge-Offs)                                                    (89)         (57)              (57)
  Provision for Loan Losses                                              56          181               285
                                                                     ------       ------            ------
  Balance at End of Period                                          $   671      $   600           $   704
                                                                     ======       ======            ======

  Net Loans (Charged-Off) Recovered to Average  Loans                 (0.10)%      (0.05)%           (0.06)%
                                                                     ======       ======            ======
Allowance for Loan Losses to Total Loans                               0.72%        0.69%             0.73%
                                                                     ======       ======            ======
Allowance for Loan Losses to Total Non-Performing
    Loans                                                             28.49%       30.61%            19.65%
                                                                     ======       ======            ======
Net Loans (Charged-Off) Recovered to Allowance for
    Loan Losses                                                      (13.26)%      (7.50)%           (8.10)%
                                                                     ======       ======            ======

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                JUNE 30, 1999
                                                -------------
                                                        PERCENT OF LOANS
                                                        IN EACH CATEGORY
                                         AMOUNT         TO TOTAL LOANS
                                         ------         --------------
                                            (DOLLARS IN THOUSANDS)
One-to-Four Family Residential            $443                78.8%
Multi-Family Residential                   100                10.3
Land and Construction                      100                 9.9
Consumer Loans                              28                 1.0
                                          ----                 ----

    Total                                 $671               100.00%
                                          ====               ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         GENERAL. The Corporation reported net income of $273,000 during the three months ended June 30, 1999 compared to $295,000 during the three months ended June 30, 1998. The decrease in net income during the three months ended June 30, 1999 compared to the same period in 1998 was due primarily to a decrease in net interest income of $92,000, a decrease in revenues from fees, charges and other income of $25,000, and increases in non-interest expense of $37,000 which were partially offset by a decreases in provision for loan losses of $125,000 and federal income tax expense of $7,000

         INTEREST INCOME. Interest income decreased $103,000 or 4.7% to $2.1 million for the three months ended June 30, 1999 compared to the same period in 1998. The decrease during the 1999 period was primarily due to a decrease in the average yield on the Corporation's loan portfolio of 43 basis points due to many loans being refinanced, partially offset by an increase in average yield on investment securities by 99 basis points.

         INTEREST EXPENSE. Interest expense decreased $11,000 or 1.0% to $1.1 million for the three months ended June 30, 1999, compared to the same period in 1998. Such decrease was primarily due to a decrease in the average cost of funds of the Corporation's time deposits and borrowed funds portfolio of 28 basis points primarily as a result of the maturity of certain higher rate time deposits and funds.

         NET INTEREST INCOME. Net interest income amounted to $977,000 for the three months ended June 30, 1999, a decrease of $92,000 or 8.6% over the comparable period in 1998. The interest rate spread amounted to 3.3% for the three months ended June 30, 1999 compared to 3.5% for the same period in 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 114.3% and 118.0% for the same respective periods.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $37,000 and $157,000 for both the three months ended June 30, 1999 and 1998, respectively. The decrease was due primarily to a decrease in the level of classified loans in comparison to the overall loan portfolio. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, and are adjusted accordingly.

         OTHER INCOME. Other income decreased $25,000 or 28.4% during the three months June 30, 1999, compared to the same period in 1998 due primarily to a decrease in fees and charges relating to loans.

         NON-INTEREST EXPENSES. Non-interest expenses for the three months ended June 30, 1999 increased $37,000 or 6.8% over the same period in 1998 to $584,000. This increase was primarily due to an increase in data processing expenses of $17,000 and an increase in legal, audit and supervisory exam expenses of $10,000 and salaries and employee benefits of $6,000. The increase in salaries and employee benefits was due to normal merit increases.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

         GENERAL. The Corporation reported net income of $780,000 during the nine months ended June 30, 1999, compared to $850,000 during the nine months ended June 30, 1998. The decrease in net income during the nine months ended June 30, 1999, compared to the same period in 1998 was due primarily to decreases in net interest income of $109,000 and revenues from fees, charges and other income of $48,000, and increases in non-interest expense of $67,000 which were partially offset by a decrease in provision for loan losses of $125,000 and a decrease in federal income tax expense.

         INTEREST INCOME. Interest income decreased $28,000 or 0.4% to $6.3 million for the nine months ended June 30, 1999, compared to the same period in 1998. The decrease during the 1999 period was primarily due to a decrease in the average yield on the Corporation's loan portfolio of 21 basis points.

         INTEREST EXPENSE. Interest expense increased $81,000 or 2.4% to $3.4 million for the nine months ended June 30, 1999, compared to the same period in 1998. Such increase was primarily due to an increase in the average outstanding balance of the Corporation's time deposits and borrowings due in part to the payment of a special distribution on stock.

         NET INTEREST INCOME. Net interest income amounted to $2.9 million for the nine months ended June 30, 1999, a decrease of $109,000 compared to the same period in 1998. The interest rate spread amounted to 3.2% for the nine months ended June 30, 1999, compared to 3.3% for the same period in 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 113.6% and 118.2% for the same respective periods.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $56,000 and $181,000 for the nine months ended June 30, 1999 and 1998, respectively. The decrease was due primarily to a decrease in the level of classified loans in comparison to the overall loan portfolio. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, and are adjusted accordingly.

         OTHER INCOME. Other income decreased $48,000 or 21.3% during the nine months ended June 30, 1999, compared to the same period in 1998 primarily due to a decrease in fees and charges relating to loans.

         NON-INTEREST EXPENSE. Non-interest expenses for the nine months ended June 30, 1999 increased $67,000 or 3.8% over the same period in 1998 to $1.8 million. This increase was primarily due to an increase in salaries and employee benefits of $51,000 and an increase in data processing expenses of $19,000. The increase in salaries and employee benefits was due to normal merit increases.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At June 30, 1999, the Bank had $12 million of outstanding advances from the FHLB of Cincinnati. The interest rates on these advances range from 4.82% to 5.55%. Maturities on these advances range from March 26, 2008 to October 2, 2008.

As of June 30, 1999, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 12.5%, 12.5% and 20.5%, respectively, compared to regulatory requirements 1.5%, 3.0% and 8.0%, respectively.

YEAR 2000 READINESS

Because the Bank's operations rely extensively on computer systems, the Bank is addressing problems associated with the possibility that computer systems will not recognize the year 2000 ("Y2K") correctly. The Bank has developed a Year 2000 Plan, which was presented to the Board of Directors in 1997. The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors quarterly.

The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon an initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly.

         All date-dependent equipment and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced.

         If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank has developed contingency plans for continued operations in the event of system failure.

         In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank has assessed such risks among its customers as very low due to the composition of its loan portfolio of approximately 90% residential real estate. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. The Bank has assessed these risks and the contingency plan has been developed to minimize potential failures.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable.


ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits

                None

         (b)  Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FORT THOMAS FINANCIAL CORPORATION



Date:    August 12, 1999                 By:  /s/  Larry N. Hatfield
                                              ----------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer



Date:    August 12, 1999                 By:  /s/  J. Michael Lonnemann
                                              -------------------------
                                         J. Michael Lonnemann
                                         Vice President, Secretary and Principal
                                         Financial Officer