Form 10-K405
period 1999-09-30
FORT THOMAS FINANCIAL CORP
filed 1999-12-29
CIK 940711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  -------------
                          Commission File No.: 0-26242
                                               -------

                        FORT THOMAS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           61-1278396
 ---------------------------------                       ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

   25 NORTH FORT THOMAS AVENUE
      FORT THOMAS, KENTUCKY                                       41075
 ---------------------------------                       ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 16, 1999, the aggregate value of the 1,342,658 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 131,663 shares held by all directors and officers of the Registrant as a group, was approximately $20.1 million. This figure is based on the last sales price of $15.00 per share of the Registrant's Common Stock on December 15, 1999.

Number of shares of Common Stock outstanding as of December 16, 1999:  1,474,321

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

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

         The Bank's executive offices are located at 25 North Fort Thomas Avenue, Fort Thomas, Kentucky 41075, and its telephone number is (606) 441-3302.

LENDING ACTIVITIES

         GENERAL. At September 30, 1999, the Bank's total portfolio of loans receivable ("total loan portfolio"), amounted to $93.3 million or 93.5% of the Bank's $99.8 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. At September 30, 1999, $76.5 million or 81.9% of the Bank's total loan portfolio consisted of one-to-four family residential loans, including second mortgage loans. To a much lesser extent, the Bank also originates multi-family residential loans, land and construction loans and consumer loans. At September 30, 1999, such loan categories amounted to $5.6 million, $10.1 million and $1.1 million, respectively, or 6.0%, 10.9% and 1.2% of the total loan portfolio, respectively. The Bank does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.




                                                                      September 30,
                                        --------------------------------------------------------------------------
                                               1999                       1998                       1997
                                        -------------------        -------------------        --------------------
                                        Amount      Percent        Amount      Percent        Amount       Percent
                                        ------      -------        ------      -------        ------       -------
                                                             (Dollars in Thousands)

Real estate loans:
  One-to-four family residential       $76,468       81.90%       $78,969       81.68%       $74,471        82.20%
  Multi-family residential               5,600        6.00         11,070       11.46         11,015        12.16
 Land and construction:
  Residential                            6,215        6.66          5,531        5.72          3,885         4.29
  Commercial                             3,969        4.25             --          --             --          --
                                        ------       -----         ------       -----         ------        -----
      Total real estate loans           92,252       98.81         95,570       98.85         89,371        98.64
                                        ------       -----         ------       -----         ------        -----

Consumer:
  Savings account                          721        0.77            665        0.69            702         0.77
  Other                                    392        0.42            449        0.47            528         0.58
                                        ------       -----         ------       -----         ------        -----
      Total consumer loans               1,113        1.19          1,114        1.16          1,230         1.36
                                        ------       -----         ------       -----         ------        -----
       Total loans                      93,365      100.00%        96,684      100.00%        90,601       100.00%
                                        ------      ======         ------      ======          -----       ======

Less:
  Loans in process                       3,489                      2,572                      1,048
  Deferred loan fees                       553                        613                        625
  Allowance for loan losses                614                        704                        476
                                       -------                    -------                    -------
      Loans receivable, net            $88,709                    $92,795                    $88,452
                                       =======                    =======                    =======


         CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loans at September 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. Adjustable-rate loans are reported on a repricing basis rather than on a contractual basis. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.


                                                                   Real Estate Loans
                                                           ----------------------------------
                                                          One-to-four   Multi-    Land and     Consumer
                                                           family(1)    family   Construction   loans     Total
                                                           ---------    ------   ------------   -----     -----
                                                                               (In Thousands)

Amounts due in:
  One year or less                                          $49,438     $3,005     $ 7,041     $  841     $60,325
  After one year through three years                         15,385        828       3,143        111      19,467
  After three years through five years                        1,263        117          --         91       1,471
  After five years through ten years                          2,428        401          --         51       2,880
  After ten years through fifteen years                       6,942      1,103          --         19       8,064
  Over fifteen years                                          1,012        146          --         --       1,158
                                                            -------     ------     -------     ------     -------
    Total                                                   $76,468     $5,600     $10,184     $1,113     $93,365
                                                            =======     ======     =======     ======     =======

Interest rate terms on amounts due after one year:
  Fixed                                                     $12,378     $1,228     $ 3,143     $  272     $17,021
  Adjustable                                                 14,652      1,367          --         --      16,019
                                                            -------     ------     -------     ------     -------
    Total                                                   $27,030     $2,595     $ 3,143     $  272     $33,040
                                                            =======     ======     =======     ======     =======

------------------------------


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

         Historically, the Bank has not been an active purchaser of loans. The Bank did not purchase any loans during fiscal 1999, 1998 or 1997. Although the Bank emphasizes the origination of ARMs, the Bank also offers fixed rate loans with terms up to 15 years. The Bank does not originate 30 year fixed rate loans. With the exception of certain loans sold in 1993 which have an aggregate outstanding principal balance at September 30, 1999 of $164,900, all fixed rate loans sold by the Bank have been sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower. Loans are sold by the Bank primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loans are sold to the FHLMC pursuant to forward sales commitments and, therefore, an increase or decrease in interest rates after loan origination and prior to sale does not adversely affect the Bank's income at the time of sale. The Bank did not sell any loans during fiscal 1999, 1998 or fiscal 1997.

         The following table shows origination and sale activity of the Bank with respect to its loans during the periods indicated. The Bank has not purchased any loans during the periods reported.


                                                             Year Ended September 30,
                                                             ------------------------
                                                      1999             1998               1997
                                                      ----             ----               ----
                                                                  (In Thousands)
Real estate loan originations:
  One-to-four family residential                    $22,429           $20,976           $17,528
  Multi-family residential                            2,880             1,813             1,495
  Land and construction:
    Residential                                         659             5,094             5,125
    Commercial                                          768             2,486             1,136
                                                   --------           -------           -------
      Total real estate loan originations            26,736            30,369            25,284
                                                   --------           -------           -------

Total consumer loan originations                        463               731               470
                                                   --------           -------           -------
       Total loan originations                       27,199            31,100            25,754
                                                   --------           -------           -------

Less:
  Principal loan repayments                          29,850            24,734            15,814
  Transferred to other real estate
   owned                                                936               283                64
  Loans in process                                     (917)            1,524              (836)
  Other, net(1)                                         376               216               247
                                                   --------           -------           -------
  Net increase (decrease)                           $(3,046)          $ 4,343           $10,465
                                                    =======           =======           =======

----------------------------

(1) Includes changes related to amortization of deferred loan fees, the allowance for loan losses and other miscellaneous adjustments.

         LOANS-TO-ONE BORROWER. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Bank's limit on loans-to-one borrower was approximately $2.4 million.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences, a portion of which are non-owner occupied. At September 30, 1999, $76.5 million or 81.9% of the Bank's total loan portfolio consisted of one-to-four family residential real estate loans. The Bank originated $22.4 million, $24.3 million and $17.5 million of one-to-four family residential loans in fiscal 1999, 1998 and 1997, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $76.5 million of such loans at September 30, 1999, $55.0 million or 71.9% had adjustable-rates of interest and $21.5 million or 28.1% had fixed-rates of interest. At September 30, 1999, non-performing one-to-four family loans amounted to $1.4 million or 1.9% of the one-to-four family loan portfolio. See "Asset Quality."

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

         The Bank's fixed rate loans are originated primarily with terms of 15 years and the Bank does not originate fixed rate loans with a term exceeding 20 years. The Bank also offers, but does not emphasize, second mortgage loans with fixed rates of interest and terms of one to 15 years. The Bank does not require that it hold the first mortgage on the secured property, however, the balance on all mortgages on the secured property generally cannot exceed 80% of the value of the secured property. At September 30, 1999, second mortgage loans amounted to $5.9 million or 6.4% of the total loan portfolio.

         The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. However, the Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. At September 30, 1999, the Bank had $3.4 million of loans with a loan-to-value ratio in excess of 80% of appraised value.

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1999, $5.6 million or 6.0% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. The majority of the Bank's multi-family residential loans are secured by apartment buildings. All of the Bank's multi-family real estate loans are secured by property located in the Bank's primary market area.

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

         Multi-family real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally. At September 30, 1999, the Bank had $482,000 of nonperforming multi-family real estate loans. See "- Asset Quality."

         LAND AND CONSTRUCTION LENDING. The Bank also originates residential land and construction loans, although the Bank has originated multi-family construction and land acquisition and development loans to a limited degree. Land and construction loans are classified as either residential or multi-family at the time of origination, depending on the nature of the property securing the loan. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1999, land and construction loans amounted to $10.2 million or 10.9% of the Bank's total loan portfolio, all of which consisted of residential construction loans. The Bank's residential and multi-family construction loans generally have fixed interest rates for a term of one year, with payments being made monthly on an interest-only basis. Construction loans are made with a maximum loan to value ratio of 80%.

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

         The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships. At September 30, 1999, the Bank had $361,000 of nonperforming land and construction loans. See "- Asset Quality."

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include deposit account secured loans and unsecured loans. Consumer loans amounted to $1.1 million or 1.2% of the total loan portfolio at September 30, 1999, $721,000 of which consisted of loans secured by deposit accounts. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

         LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB No. 91, the Bank recognized approximately $223,000 during fiscal 1999 in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         The Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any troubled debt restructurings as of September 30, 1999.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1999 in dollar amounts and as a percentage of each category of the Bank's loan portfolio at such date. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                One-to-Four Family
                                   Residential        Multi-Family   Land and Construction      Consumer               Total
                                   -----------        ------------   ---------------------      --------               -----
                                  Amount     %        Amount    %          Amount    %        Amount     %         Amount      %
                                  ------     -        ------    -          ------    -        ------     -         ------      -

                                                                      (Dollars in Thousands)

Loans delinquent for:
 30 - 89 days                     $2,399    3.14       $ 79    1.41         $351    3.45         $2     0.18       $2,831     3.0
 90 days and over                  1,420    1.86        482    8.61          361    3.54         --       --        2,263     2.4
                                  ------               ----                 ----                 --                ------
  Total delinquent loans          $3,819               $561                 $712                 $2                $5,094
                                  ======               ====                 ====                 ==                ======


         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.


                                                          September 30,
                                             --------------------------------------
                                             1999             1998             1997
                                             ----             ----             ----

                                                    (Dollars in Thousands)
Nonaccruing loans:

  One-to-four family residential            $1,420           $2,905           $1,266
  Multi-family residential                     482              343              360
  Land and construction                        361              335              309
  Consumer                                      --               --               --
Accruing consumer loans 90 days or
 more delinquent:                               --               --                2
                                             -----            -----            -----
    Total nonperforming loans                2,263            3,583            1,937
                                             -----            -----            -----

  Real estate acquired through
   foreclosure                                 248               --               --
                                             -----            -----            -----

Total nonperforming assets                  $2,511           $3,583           $1,937
                                            ======           ======           ======

Total nonperforming loans as a
 percentage of total net loans                2.42%            3.86%            2.19%
                                            ======           ======           ======

Total nonperforming assets as a
  percentage of total assets                  2.51%            3.46%            1.98%
                                            ======           ======           ======


         The $1.4 million of nonaccruing one-to-four family residential loans at September 30, 1999 consisted of 28 loans secured by one-to-four family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $124,000 and the average loan balance was approximately $51,000. Substantially all of such loans are extended to separate borrowers.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1999, the Bank had $2.8 million of classified assets, $2.6 million as substandard, and $133,000 as special mention.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                        Year Ended September 30,
                                               ------------------------------------------
                                               1999               1998               1997
                                               ----               ----               ----

Average loans receivable, net                $88,954            $91,487            $83,912
                                             =======            =======            =======
Allowance for possible loan losses,
  beginning of year                          $   704            $   476            $   366
Charge-offs(1)                                  (158)               (57)               (27)
Recoveries(1)                                     --                 --                 --
Provision for loan losses                         68                285                137
                                             -------            -------            -------
Allowance for loan losses, end of
  period                                     $   614            $   704            $   476
                                             =======            =======            =======
Net loans (charged-off) recovered
 to average loans, net                         (0.18)%            (0.06)%            (0.03)%
                                                                  =====              =====
Allowance for loan losses to total
 loans                                          0.66%              0.73%              0.53%
                                                ====               ====               ====
Allowance for loan losses to total
  nonperforming loans                          27.13%             19.65%             24.57%
                                               =====              =====              =====
Net loans (charged-off) recovered
 to allowance for loan losses                 (25.73)%            (8.10)%            (5.67)%
                                              ======              =====              =====


--------------------

(1) All charge-offs and recoveries relate to single-family loans.

       The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                               September 30,
                            -------------------------------------------------------------------------------------
                                      1999                          1998                          1997
                            ------------------------     -------------------------     --------------------------

                                         % of Loans                    % of Loans                     % of Loans
                                           in Each                       in Each                        in Each
                                         Category to                   Category to                    Category to
                            Amount       Total Loans     Amount        Total Loans     Amount         Total Loans
                            ------       -----------     ------        -----------     ------         -----------

                                                                        (Dollars in Thousands)

One-to-four family          $386             81.9 %       $522             74.3 %       $316             82.2%
    Residential
Multi-family real estate     100             10.3          106             15.0          100             12.2
Land and construction        100              6.7           68              9.6           50              4.3
Consumer                      28              1.1            8              1.1           10              1.4
                            ----            -----         ----            -----         ----            -----
    Total                   $614            100.0%        $704            100.0%        $476            100.0%
                            ====            =====         ====            =====         ====            =====


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

       The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.


                                                                    September 30,
                              -------------------------------------------------------------------------------------
                                       1999                           1998                             1997
                              ---------------------          ---------------------            ---------------------
                             Carrying         Market        Carrying         Market          Carrying         Market
                              Value           Value          Value           Value            Value           Value
                              -----           -----          -----           -----            -----           -----

                                                               (Dollars in Thousands)
U.S. Government and
  agency securities          $5,500          $5,340          $3,754          $3,762          $2,990           2,984
Corporate Notes                 741             741              --              --              --              --
Mortgage-backed
  securities                     --              --              --              --             797             798
FHLB stock                      934             934             871             871             785             785
                             ------          ------          ------          ------          ------          ------
  Total                      $7,175          $7,015          $4,625          $4,633          $4,572          $4,567
                             ======          ======          ======          ======          ======          ======


       Information regarding the contractual maturities and weighted average yield of the Company's investment securities portfolio at September 30, 1999 is presented below. The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.


                                                     At September 30, 1999
                              ------------------------------------------------------------------
                                                           After Five
                              One Year    After One to         To        Over 10
                              of Less      Five Years       10 Years      Years            Total
                              -------      ----------       --------      -----            -----

                                                    (Dollars in Thousands)

U.S. Government and
  agency securities,
  excluding FHLB stock          $--          $5,500           $--          $741           $6,241
                                ---          ------           ---          ----           ------
    Total                       $--          $5,500           $--          $741           $6,241
                                ===          ======           ===          ====           ======
Weighted average
  yield                          --%           5.73%           --%         5.62%            5.71%
                                ===            ====           ===          ====             ====


       The Company generally holds its investments to maturity. The Bank acquires investment securities with the intent and has the ability to hold such investment securities to maturity. Investment securities are carried at cost (as adjusted for amortization of premiums and discounts) because it is management's intention to hold them to maturity. The Bank to date has not engaged and does not intend to engage in the immediate future in trading investment securities. As of September 30, 1999, the Company had no investment securities classified as available for sale and no mortgage-backed securities classified as available for sale. At September 30, 1999, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

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

       The Bank considers its primary market area to be Campbell County, Kentucky. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Kentucky at September 30, 1999.

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


                                                               September 30,
                                       -------------------------------------------------------------
                                             1999                   1998                   1997
                                             ----                   ----                   ----
                                       Amount   Percent       Amount  Percent       Amount   Percent
                                       ------   -------       ------  -------       ------   -------

                                                          (Dollars in Thousands)

Passbook and statement
  savings accounts                    $ 8,499   11.99%       $ 8,239   10.72%       $ 7,563   10.52%
Money market accounts                   2,120    2.99          2,311    3.01          2,685    3.74
Certificates of deposit                56,028   79.06         62,327   81.11         58,660   81.63
NOW and Super NOW
  accounts                              4,223    5.96          3,974    5.16          2,950    4.11
                                      -------  ------        -------  ------        -------  ------
    Total deposits at end of
      period                          $70,870  100.00%       $76,851  100.00%       $71,858  100.00%
                                      =======  ======        =======  ======        =======  ======


       The following table sets forth the net savings flows of the Bank during the periods indicated.


                                        Year Ended September 30,
                                        ------------------------
                                1999             1998            1997
                                ----             ----            ----

                                            (In Thousands)
(Decrease) Increase before
   interest credited          $(8,780)          $2,105          $4,919
Interest credited               2,799            2,888           3,208
                               ------            -----           -----
Net savings increase          $(5,981)          $4,993          $8,127
                               ======            =====           =====


       The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1999 by time remaining to maturity.


                                           Amounts in
                                           Thousands
                                           ---------

Three months or less                          $1,892
Over three months through six months           1,147
Over six months through 12 months              1,943
Over 12 months                                 2,427
                                               -----
      Total                                   $7,409
                                               =====


       The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1999 and 1998, and the amounts at September 30, 1999 which mature during the periods indicated.


                                                                          Amounts at September 30, 1999
                                 September 30,                                   Maturing Within
                             --------------------            ---------------------------------------------------------
Certificates of
    Deposit                  1999            1998            One Year        Two Years      Three Years     Thereafter
    -------                  ----            ----            --------        ---------      -----------     ----------

                                                                (In Thousands)

4.01% to 6.0%              $46,846          $31,852          $32,151          $ 9,649          $2,758          $2,288
6.01% to 8.0%                9,182           30,475            4,927            1,516           1,157           1,582
                           -------          -------          -------          -------          ------          ------
Total certificate
  accounts                 $56,028          $62,327          $37,078          $11,165          $3,915          $3,870
                           =======          =======          =======          =======          ======          ======


       The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                          September 30,
                                 -------------------------------------------------------------
                                       1999                   1998                  1997
                                       ----                   ----                  ----
                                           Average                Average                Average
                                 Average    Rate        Average    Rate        Average    Rate
                                 Balance    Paid        Balance    Paid        Balance    Paid
                                 -------    ----        -------    ----        -------    ----

                                                     (Dollars in Thousands)
Passbook and
 statement savings
 accounts                        $ 8,753    2.75%       $ 7,370    2.75%       $ 7,888    2.73%
Money market
 accounts                          2,397    2.74          2,498    2.74          2,638    2.74
Certificates of deposit           60,709    5.69         60,278    5.86         54,312    6.01
NOW and Super NOW
 accounts                          3,915    2.08          3,347    2.15          2,732    2.27
Noninterest-bearing
 deposits                            302      --            282      --            193      --
                                 -------    ----        -------    ----        -------    ----
    Total deposits               $76,076    5.05%       $75,096    5.24%       $67,763    5.40%
                                 =======    ====        =======    ====        =======    ====


       BORROWING. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1999, the Bank had $13.7 million of advances from the FHLB of Cincinnati.

         The following table sets forth-certain information regarding borrowed funds at or for the dates indicated:



                                    At or for the Year Ended September 30,
                                    --------------------------------------
                                          1999        1998      1997
                                          ----        ----      ----

                                            (Dollars in Thousands)
FHLB advances:
  Average balance outstanding ......    $12,404     $ 9,327    $8,937
  Maximum amount outstanding at any
    month-end during the period ....    $13,739     $11,292    $9,701
  Balance outstanding at end of period  $13,739     $ 8,526    $8,846
  Weighted average interest rate
    during the period ..............       5.15%       5.81%     5.85%
  Weighted average interest rate at
    end of period ..................       5.14%       5.22%     5.76%




                                                 At or for the Year Ended September 30,
                                                 --------------------------------------
                                                         1999     1998     1997
                                                         ----     ----     ----

                                                          (Dollars in Thousands)
   Other borrowings:
     Average balance outstanding......................  $  308   $  250    $192
     Maximum amount outstanding at any
       month-end during the period....................  $4,000   $4,000    $ --
     Balance outstanding at end of period.............      --   $4,000    $ --
     Weighted average interest rate
       during the period..............................    8.25%    8.25%   8.25%
     Weighted average interest rate at
       end of period..................................      --     8.25%     --%


   EMPLOYEES

       The Bank had 19 full-time employees and 3 part-time employees at September 30, 1999. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

   SUBSIDIARIES

       The Bank had no subsidiaries as of September 30, 1999.

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

       The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions

   YEAR 2000 READINESS


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

       The Bank relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, ATM service, and wire transfers. The Year 2000 Coordinator worked with the vendors to assess their Y2K readiness. Based upon this assessment, the Board of Directors believes that with modifications to existing software and hardware and conversions to new software and hardware, the third-party vendors have taken the appropriate steps to ensure that critical systems will function properly. The modifications and conversions are now complete.

       All date-dependent equipment and related software throughout the Bank have been inventoried and tested for Y2K capabilities. Equipment identified as not being Y2K compatible has been replaced. The Bank has estimated that the cost for new hardware and software was approximately $35,000.

       If the modifications and conversions by both third-party vendors and the Bank are not completed on a timely basis or if they fail to function properly, the operations and financial condition of the Company could be materially adversely affected. The Bank is developing contingency plans for continued operations in the event of system failure.

       In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. The Bank is assessing such risks among its customers. The Company could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. The Bank is therefore attempting to assess these risks and has taken action to minimize their effects.

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

       In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of savings institutions and their holding companies. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit.
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1999, the Bank was in compliance with the above restrictions.

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

       The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

       Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at September 30, 1999. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

       At September 30, 1999, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.78%, 12.78% and 19.89%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of September 30, 1999.


                                    Tangible           Core            Risk-Based
                                    Capital           Capital          Capital(1)
                                    -------           -------          ----------

                                              (Dollars in Thousands)
Regulatory capital                  $12,608           $12,608           $12,608
Additional Capital Items:                --                --               614
   A regulatory capital             -------           -------           -------
   Regulatory Capital                12,608            12,608            13,222
Minimum required                      1,480             3,946             5,317
   regulatory capital               -------           -------           -------
Excess regulatory capital           $11,128           $ 8,662           $ 7,905
                                    =======           =======           =======
Regulatory capital as a
   percentage                         12.78%            12.78%            19.89%
Minimum capital required
   as a percentage                     1.50              4.00              8.00
                                       ----              ----              ----
Regulatory capital as a
   percentage in excess of            11.28%             8.78%            11.89%
   requirements                       =====              ====             =====


       LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1999, the Bank's liquidity ratio was 8.36%.

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

       Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on September 30, 1996, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. At September 30, 1999, the Bank was a Tier 1 institution for purposes of this regulation. See "- Regulatory Capital Requirements."

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

       QUALIFIED THRIFT LENDER TEST. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

       Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

       Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additionally 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1999, under the expanded QTL test, approximately 92.8% of the Bank's portfolio assets were qualified thrift investments.

       FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1999, the Bank had $13.7 million of FHLB advances.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1999, the Bank had $934,000 in FHLB stock, which was in compliance with this requirement.

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

       NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1999, the Bank had no NOL carryforwards for federal income tax purposes.

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

       The Bank is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. government or certain of its agencies. During the year ended September 30, 1999, the amount of such expense for the Bank was $90,000.

       The Company is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for the 1999 return, which is based on net worth as of December 31, 1999.

      ITEM 2.  PROPERTIES.

            At September 30, 1999, the Bank conducted its business from its executive offices in Fort Thomas, Kentucky and one full service branch office, both of which are located in Campbell County, Kentucky.

         The following table sets forth certain information with respect to the Bank's office properties at September 30, 1999.


                                                              Net Book     Assessed
                                                              Value of      Value
                                                            Premises and     for
                                                            Fixed Assets,  Property  Amount of
    Description/Address                    Leased/Owned          Net        Taxes    Deposits
    -------------------                    ------------     -------------  --------  ---------

                                                                       (In Thousands)

      Main Office
       (2 Buildings)
       Fort Thomas, KY                         Owned            $317         $969    $48,098
      Branch Office
       Alexandria, KY                          Owned             285          347     22,772
                                                                 ---          ---     ------
                              Totals                            $602       $1,316    $70,870
                                                                ====       ======    =======


      ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

      ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Not Applicable.

      PART II.

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein, to the extent applicable, is incorporated by reference from page 49 of the Company's 1999 Annual Report to Stockholders ("1999 Annual Report").

      ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 3 of the 1999 Annual Report.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 4 to 14 of the 1999 Annual Report.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Market Risk Management" in the 1999 Annual Report is incorporated herein by reference.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 18 to 47 of the 1999 Annual Report.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


      PART III.

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2-4 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 24, 2000 ("Definitive Proxy Statement").

      ITEM 11.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from page 6 of the Definitive Proxy Statement.

      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from page 4 of the Definitive Proxy Statement.

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 2 and 9 of the Definitive Proxy Statement.


      PART IV.

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                Independent Auditors' Report
                Consolidated Statements of Financial Condition at September 30,
                  1999 and 1998
                Consolidated Statements of Income for the years ended
                  September 30, 1999, September 30, 1998 and September 30,
                  1997
                Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended September 30, 1999, September 30, 1998 and September 30, 1997.
                Consolidated Statements of Cash Flows for the years ended
                  September 30, 1999, September 30, 1998 and September 30,
                  1997.
                Notes to Consolidated Financial Statements.

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

                                  Exhibit Index
                                  -------------

                                                                                Page
                                                                                ----

   2.1    Plan of Conversion                                                    *
   3.1    Amended and Restated Articles of Incorporation of Fort Thomas
          Financial Corporation                                                 **
   3.2    Code of Regulations of  Fort Thomas Financial Corporation             *
   3.3    Bylaws of Fort Thomas Financial Corporation                           *
   4.0    Stock Certificate of Fort Thomas Financial Corporation                ***
  10.5   Employment Agreement between Fort Thomas Financial Corporation and
           Larry N. Hatfield                                                    *
  10.6   Employment Agreement between Fort Thomas Financial Corporation and
           J. Michael Lonnemann                                                 *
  13.0   1999 Annual Report to Stockholders                                     ****
  22.0   Subsidiaries of the Registrant - Reference is made to
           "Item 1 Business - Subsidiaries" for the required information

     -----------------

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



                                   FORT THOMAS FINANCIAL CORPORATION



                                   By:   /s/ Larry N. Hatfield
                                         ---------------------------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Larry N. Hatfield                                        December 27, 1999
--------------------------------
Larry N. Hatfield
President and Chief
  Executive Officer


/s/ Robert L. Grimm                                          December 27, 1999
-------------------------------
Robert L. Grimm
Chairman of the Board


/s/ Harold A. Luersen                                        December 27, 1999
-------------------------------
Harold A. Luersen
Director

/s/ Don J. Beckmeyer                                         December 27, 1999
------------------------------
Don J. Beckmeyer
Director

/s/ J. Steven McLane                                         December 27, 1999
------------------------------
J. Steven McLane
Director


/s/ J. Michael Lonnemann                                     December 27, 1999
------------------------------
J. Michael Lonnemann
Vice President and Secretary
(Principal accounting officer)