Form 10-Q
period 1999-12-31
FORT THOMAS FINANCIAL CORP
filed 2000-02-14
CIK 940711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED December 31, 1999

                                                 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-26242

                        FORT THOMAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                     61-1278396
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                  organization)                    Identification Number)

    25 North Fort Thomas Avenue
        Fort Thomas, Kentucky                              41075
---------------------------------------      -----------------------------------
(Address of principal executive officer)                (Zip Code)

                                  (606)441-3302
                         ----------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of February 1, 2000, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.


                                    1 of 14

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                     PAGE
-------           ---------------------                                     ----


Item 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           (As of December 31, 1999 (unaudited) and September 30, 1999)        3

           Consolidated Statements of Income for the three months
           ended December 31, 1999 (unaudited) and December 31, 1998
           (unaudited)                                                         4

           Consolidated Statements of Cash Flow for the three months ended
           December 31, 1999 (unaudited) and December 31, 1998 (unaudited)     5

           Notes to the Unaudited Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                    15
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16


                                    2 of 14

                   FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           DECEMBER 31,             SEPT. 30
                                                                                               1999                   1999
                                                                                          ----------------       ---------------
                                                                                           (IN THOUSANDS, EXEPT SHARE AMOUNTS)
                                                  ASSETS
   Cash and Due from Banks                                                              $             871      $            723
   Investment Securities - at Amortized Cost                                                        5,500                 5,500
     Available for Sale - at Market                                                                   726                   741
   Loans Receivable, Net                                                                           88,345                88,709
   Real Estate Owned                                                                                  467                   248
   Office Properties and Equipment - at Depreciated Cost                                              579                   602
   Federal Home Loan Bank Stock (FHLB) - at Cost                                                      950                   934
   Cash Surrender Value of Life Insurance                                                           1,224                 1,211
   Accrued Interest Receivable                                                                        790                   825
   Prepaid and Other Assets                                                                            86                    80
   Deferred Federal Income Tax Asset                                                                   91                    86
   Prepaid Federal Income Tax Asset                                                                    49                   190
                                                                                          ----------------       ---------------
     Total Assets                                                                        $         99,678      $         99,849
                                                                                          ================       ===============

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                                              $         67,324      $         70,870
   Borrowed Funds                                                                                  17,186                13,739
   Advances from Borrowers for Taxes and Insurance                                                     68                   341
   Deferred Compensation                                                                              609                   597
   Accrued Interest Payable                                                                           116                    76
   Other Liabilities                                                                                  409                   564
                                                                                          ----------------       ---------------
     TOTAL LIABILITIES                                                                             85,712                86,187
                                                                                          ----------------       ---------------

 Stockholders' Equity
   Common Stock, $.01 Par value; 4,000,000 Shares Authorized;
     1,573,775 Shares Issued and 1,474,321 Shares Outstanding                                          16                    16
   Additional Paid-In Capital                                                                       7,674                 7,659
   Shares Acquired by Employee Stock Ownership Plan (ESOP)                                           (361)                 (387)
   MRP Trust                                                                                         (397)                 (428)
   Retained Earnings, Substantially Restricted                                                      8,414                 8,182
   Treasury Stock (99,454 Shares at Cost)                                                          (1,380)               (1,380)
                                                                                          ----------------       ---------------

     TOTAL STOCKHOLDERS' EQUITY                                                                    13,966                13,662
                                                                                          ----------------       ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $         99,678      $         99,849
                                                                                          ================       ===============

                                    3 of 15

                 FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                       ------------------------------------
                                                                                           1999                   1998
                                                                                       -------------          -------------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
INTEREST INCOME
  Interest on Loans                                                                  $        1,873         $        2,028
  Interest on Investment Securities                                                              84                     53
  Other Interest and Dividends                                                                   19                     83
                                                                                       -------------          -------------
    Total Interest Income                                                                     1,976                  2,164
                                                                                       -------------          -------------

INTEREST EXPENSE
  Deposits                                                                                      849                  1,028
  Long-Term Borrowed Funds                                                                      204                    166
                                                                                       -------------          -------------
    Total Interest Expense                                                                    1,053                  1,194
                                                                                       -------------          -------------

Net Interest Income                                                                             923                    970

Provision for Loan Losses                                                                        12                     12
                                                                                       -------------          -------------

  Net Interest Income After Provision for Loan
    Losses                                                                                      911                    958
                                                                                       -------------          -------------

OtHER INCOME
  Fees and Charges                                                                               25                     27
  Other                                                                                          36                     33
                                                                                       -------------          -------------
    Total Other Income                                                                           61                     60
                                                                                       -------------          -------------

GENERAL AND ADMINISTRATIVE
  Salaries and Employee Benefits                                                                314                    311
  Franchise and Other Taxes                                                                      36                     36
  Federal Insurance Premium                                                                       6                     11
  Expenses of Premises and Fixed Assets                                                          49                     49
  Data Processing and Related Contract Services                                                  45                     34
  Legal, Audit, and Supervisory Exam                                                             45                     29
  Other Operating Expense                                                                       109                     93
                                                                                       -------------          -------------
    Total Other Expenses                                                                        604                    563
                                                                                       -------------          -------------

Income Before Income Tax                                                                        368                    455
Federal Income Tax Expense                                                                      136                    160
                                                                                       -------------          -------------

  NET INCOME                                                                         $          232         $          295
                                                                                       =============          =============

Comprehensive Income                                                                 $          232         $          295
                                                                                       =============          =============

EARNINGS PER SHARE
  Basic EPS                                                                          $         0.16         $         0.21
                                                                                       =============          =============
  Fully Diluted EPS                                                                  $         0.16         $         0.20
                                                                                       =============          =============


                                    4 of 15

                  FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                          -------------------------------------
                                                                                              1999                    1998
                                                                                          --------------          -------------
                                                                                                 (DOLLARS IN THOUSANDS)
CasH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                            $           232         $          295
  Reconciliation of Net Income with Cash Flows from
    Operations:
  Provision for Loan Losses                                                                          12                     12
  Depreciation                                                                                       23                     18
  Deferred Income Taxes                                                                              (5)                    (4)
  Amortization                                                                                      (67)                   (62)
  FHLB Stock Dividends                                                                              (16)                   (15)
  ESOP and Stock Compensation                                                                        45                     42
  Changes In:
    Accrued Interest Receivable                                                                      35                      9
    Prepaid and Other Assets                                                                         (6)                    36
    Cash Surrender Value of Life Insurance                                                          (13)                   (12)
    Deferred Compensation                                                                            12                     11
    Accrued Interest Payable                                                                         40                      6
    Accrued Income Tax                                                                              141                    139
    Other Liabilities                                                                              (152)                   (67)
                                                                                          --------------          -------------

    Net Cash Provided by Operating Activities                                                       281                    408
                                                                                          --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities                                                                   -                   (500)
  Maturity of Investment Securities                                                                   -                    500
  Loan Originations and Repayments, Net                                                             154                      3
  Principal Received on Debt Security                                                                15                      6
  REO Expenses                                                                                       (2)                     -
  Proceeds from Sale of REO                                                                          45                     35
  Purchase of Office Properties and Equipment                                                         -                    (44)
                                                                                          --------------          -------------

    Net Cash Provided by Investing Activities                                                       212                      -
                                                                                          --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) Increase in Deposits                                                            (3,546)                 1,779
  Dividends Paid                                                                                      -                    (92)
  ESOP Shares Released                                                                               26                     26
  Advance from Borrowers for Taxes and Insurance                                                   (272)                  (264)
  Repayments of Borrowings                                                                       (1,000)                (4,057)
  Proceeds of Borrowings                                                                          4,447                  4,000
                                                                                          --------------          -------------

    Net Cash (Used) Provided by Financing Activities                                               (345)                 1,392
                                                                                          --------------          -------------

  CHANGES IN CASH AND CASH EQUIVALENTS                                                              148                  1,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      723                  3,135
                                                                                          --------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $           871         $        4,935
                                                                                          ==============          =============

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

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999 contained in the Corporation's 1999 Annual Report.

NOTE 2 - EARNINGS PER SHARE
         ------------------

The average number of common shares used to calculate earnings per share were as follows:

                                  Three Months Ended December 31,
                                 1999                        1998
                                 ----                        ----

Basic Weighted -               1,435,681                    1,424,531
  Average Shares
Diluted Weighted -             1,490,187                    1,505,439
  Average Shares


                                    6 of 14

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At December 31, 1999, the Corporation's total assets amounted to $99.7 million as compared to $99.8 million at September 30, 1999. Stockholders' equity amounted to $14.0 million or 14.1% of total assets at December 31, 1999 compared to $13.7 million or 13.7% at September 30, 1999. The increase in stockholders' equity was primarily due to continued profitable operations.

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

The following is a breakdown of loan receivables as of the periods indicated:

                                                               DECEMBER 31,                    SEPTEMBER 30,
                                                                   1999                             1999
                                                                   ----                             ----
                                                          AMOUNT          PERCENT          AMOUNT          PERCENT
REAL ESTATE LOANS                                                         (Dollars in Thousands)
  One-to-Four Family Residential                         $75,599              81.31%        $76,468          81.90%
  Multi-Family and Non-Residential                         9,311              10.01           9,569          10.25
  Land and Construction:
    Residential                                            7,111               7.65           6,215           6.66
    Commercial                                                 -                  -               -              -
                                                       ---------         ----------     -----------     ----------
    Total Real Estate Loans                               92,021              98.97          92,252          98.81
                                                          ------             ------          ------        -------
CONSUMER LOANS
  Savings Accounts                                           602               0.65             721           0.77
  Other Consumer Loans                                       349               0.38             392           0.42
                                                        --------           --------        --------       --------
    Total Consumer Loans                                     951               1.03           1,113           1.19
                                                        --------           --------         -------       --------
    Total Loans                                           92,972             100.00%         93,365         100.00%
                                                          ------             ======          ------         ======
LESS
  Loans in Process                                         3,560                              3,489
  Deferred Loan Fees                                         523                                553
  Allowance for Loan Losses                                  544                                614
                                                        --------                           --------
    Loan Receivables, Net                                $88,345                            $88,709
                                                          ======                             ======


                                    7 of 14

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio at December 31, 1999. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                                    Percent of Corresponding
                                           Loans Delinquent For                          Loan Categories
                                           --------------------                          ---------------
                                    30-89        90 Days                       30-89         90 Days
                                    Days         And Over        Total          Days        And Over        Total
                                    ----         --------        -----          ----        --------        -----
                                          (Dollars in Thousands)
One-to-four family
  Residential                          $2,602        $1,981         $4,583         3.44%          2.62%         6.06%
Multi-family and
  nonresidential                           78           343            421         0.84%         3.68%          4.52%
Construction and land                       7           504            511         0.10%         7.09%          7.19%
Consumer                                    -             -              -         -             -              -
                                       ------        ------         ------

Total delinquent loans                 $2,687        $2,828         $5,515
                                        =====         =====          =====

The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                                 DECEMBER 31,            SEPTEMBER 30,
                                                                             1999            1998             1999
                                                                             ----            ----             ----
                                                                                     (Dollars in Thousands)
Non-accruing loans:
  One-to-four family residential (1)                                            $1,981          $2,843            $1,420
  Multi-family and non-residential
    real estate                                                                    343             343               482
  Construction and land                                                            504             273               361
  Consumer                                                                           -               6                 -
Accruing consumer loans greater
  than 90 days delinquent:                                                           -               -                 -
                                                                               -------          ------            ------
    Total non-performing loans                                                   2,828           3,465             2,263
Real estate acquired through
  foreclosure                                                                      467               -               248
                                                                                ------          ------            ------

   Total non-performing assets                                                  $3,295          $3,465            $2,511
                                                                                 =====           =====             =====
   Total non-performing assets as a
      percentage of total loans                                                  3.54%           3.60%             2.42%
                                                                                 ====            ====              ====
   Total non-performing assets as a
      percentage of  total assets                                               3.31%            3.29%             2.51%
                                                                                =====            =====             =====

(1)      Includes second mortgage loans.

The $2.8 million of nonaccruing loans at December 31, 1999 consisted of 48 loans with an average balance of approximately $59,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter ended December 31, 1999, would have been approximately $57,000. Substantially, all of the loans are extended to separate borrowers.

The decrease between December 31, 1999 and December 31, 1998 was primarily due to reduction of number of loans in nonaccrual status. Presently, the Bank does not believe that it will incur any material losses on such loans.


                                    8 of 14

CLASSIFIED ASSETS

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At December 31, 1999, the Bank had $3.2 million of loans that were classified as substandard, no loans classified as doubtful and no loans classified as loss. The difference between the $3.2 million of assets classified for regulatory purposes and the delinquent loans of $2.8 million represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.

                                                                             THREE MONTHS ENDED        YEAR ENDED
                                                                                DECEMBER 31,          SEPTEMBER 30,
                                                                                ------------          -------------
                                                                              1999         1998            1999
                                                                              ----         ----            ----
                                                                                       (DOLLARS IN THOUSANDS)
Average Loans Receivable, Net                                                  $89,015      $92,732           $88,954
Allowance for Loan Losses
  Balance at Beginning of Period                                               $   614      $   704           $   704
  Net (Charge-Offs)                                                               (82)         (17)             (158)
  Provision for Loan Losses                                                         12           12                68
                                                                               -------      -------           -------
  Balance at End of Period                                                     $   544      $   699           $   614
                                                                               =======      =======           =======

  Net Loans (Charged-Off) Recovered to Average  Loans                            -0.09%       -0.02%            -0.18%
                                                                               =======      =======           =======
Allowance for Loan Losses to Total Loans                                          0.59%        0.73%             0.66%
                                                                               =======      =======           =======
Allowance for Loan Losses to Total Non-Performing
    Loans                                                                        19.24%       20.17%            27.13%
                                                                               =======      =======           =======
Net Loans (Charged-Off) Recovered to Allowance for
    Loan Losses                                                                 -15.07%        -2.43%          -25.73%
                                                                               =======      ========          =======


                                    9 of 14

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                        DECEMBER 31, 1999
                                        -----------------
                                                  PERCENT OF LOANS
                                                  IN EACH CATEGORY
                                        AMOUNT    TO TOTAL LOANS
                                        ------    ----------------
                                        (DOLLARS IN THOUSANDS)

One-to-Four Family Residential          $360       81.31%
Multi-Family Residential                  78       10.01
Land and Construction                     78        7.65
Consumer Loans                            28        1.03
                                        ----      ------

    Total                               $544      100.00%
                                        ====      ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         GENERAL. The Corporation reported net income of $232,000 during the three months ended December 31, 1999 compared to $295,000 during the three months ended December 31, 1998. The decrease in net income during the three months ended December 31, 1999 compared to the same period in 1998 was due primarily to a decrease in net interest income of $42,000 and increases in non-interest expense of $41,000 which were partially offset by a decrease in federal income tax expense of $24,000

         INTEREST INCOME. Interest income decreased $188,000 or 8.7% to $2.0 million for the three months ended December 31, 1999 compared to the same period in 1998. The decrease during the 1999 period was primarily due to a decrease in the average yield on the Corporation's loan portfolio of 33 basis points due to many loans being refinanced and also a decrease in average loans receivable, net of $3.7 million.

         INTEREST EXPENSE. Interest expense decreased $141,000 or 11.8% to $1,053,000 for the three months ended December 31, 1999, compared to the same period in 1998. Such decrease was primarily due to a decrease in the average cost of funds on certificates of deposit of 34 basis points and a decrease in average balance of the Corporation's time deposits of $9.0 million primarily as a result of the maturity of certain higher rate of certificates of deposit. This was partially offset by $4.2 million increase in the average balance of borrowed funds.

         NET INTEREST INCOME. Net interest income amounted to $923,000 for the three months ended December 31, 1999, a decrease of $47,000 or 4.8% over the comparable period in 1998. The interest rate spread amounted to 3.2% for the three months ended December 31, 1999 compared to 3.3% for the same period in 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 113.6% and 114.6% for the same respective periods.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $12,000 for both the three months ended December 31, 1999 and 1998. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, and are adjusted accordingly.

         OTHER INCOME. Other income amounted to $61,000 and $60,000 during the three months December 31, 1999 and 1998.

         NON-INTEREST EXPENSES. Non-interest expenses for the three months ended December 31, 1999 increased $41,000 or 7.3% over the same period in 1998 to $604,000. This increase was primarily due to an increase in data processing expenses of $11,000, in legal, audit and supervisory exam expenses of $16,000 and salaries and employee benefits of $3,000. The increase in salaries and employee benefits was due to normal merit increases.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At December 31, 1999, the Bank had $17.1 million of outstanding advances from the FHLB of Cincinnati. The interest rates on these advances range from 4.75% to 5.67%. Maturities on these advances ranges through October 2, 2008.

As of December 31, 1999, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 13.1%, 13.1% and 20.7%, respectively, compared to regulatory requirements 1.5%, 3.0% and 8.0%, respectively.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


         For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 1999 Annual Report to the Stockholders. There has been no material change in the Corporation's asset and liability position or the market value of the Bank's portfolio equity since September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         On December 21, 1999, Fort Thomas Financial Corporation ("Fort Thomas"), an Ohio corporation and a registered savings and loan holding company and The Bank of Kentucky Financial Corporation ("BKFC"), a Kentucky corporation and registered bank holding company entered into an Agreement and Plan of Reorganization (the "Agreement") which sets forth the terms and conditions under which Fort Thomas will merge with and into BKFC (the "Merger").

         The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations and procedures set forth in the Agreement, each issued and outstanding share of common stock, par value $.01, of Fort Thomas ("Fort Thomas Common Stock") shall, by virtue of the Merger, be converted into and represent the right to receive 0.5645 shares of common stock, no par value, of BKFC. The Agreement contains customary anti-dilution measures and provides for the merger of Fort Thomas' wholly-owned subsidiary, Fort Thomas Savings Bank into The Bank of Kentucky, a wholly-owned subsidiary of BKFC.

         The Merger is intended to qualify as a reorganization within the meaning of Section 368 (a)(1)(A) and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Merger, which is expected to close in the second quarter of 2000, is expected to be treated as a tax free exchange to holders of Fort Thomas Common Stock. Consummation of the Merger is subject to the prior receipt of all necessary regulatory or governmental approvals and consents, and the necessary approval of shareholders of Fort Thomas.

         The Agreement and the press release issued by Fort Thomas and BKFC on December 21, 1999 regarding the Merger have been filed with the SEC as part of the 8-K filed on December 21, 1999, and are incorporated herein by reference. The foregoing summary of the Agreement does not purport to be complete and is qualified in their entirety by reference to such Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FORT THOMAS FINANCIAL CORPORATION



Date:  February 11, 2000               By: /s/  Larry N. Hatfield
                                          ----------------------------------
                                       Larry N. Hatfield
                                       President and Chief Executive Officer



Date:  February 11, 2000               By: /s/  J. Michael Lonnemann
                                          ----------------------------------
                                       J. Michael Lonnemann
                                       Vice President, Secretary and Principal
                                       Financial Officer