Form 10-Q
period 2000-03-31
FORT THOMAS FINANCIAL CORP
filed 2000-05-15
CIK 940711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-26242

                       FORT THOMAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                       61-1278396
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                            Identification Number)

          25 North Fort Thomas Avenue
              Fort Thomas, Kentucky                                41075
------------------------------------------------          ----------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of May 12, 2000, there were issued and outstanding 1,474,321 shares of the Registrant's Common Stock, par value $.01 per share.

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                  PAGE
-------           ---------------------                                                                  ----
Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition
                  (As of March 31, 2000 (unaudited) and September 30, 1999)                                3

                  Consolidated Statements of Income for the three and six months
                  ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                          4

                  Consolidated Statements of Cash Flow for the six months ended
                  March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                                5

                  Notes to the Unaudited Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition And Results of Operations             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                15
Item 2.  Changes in Securities and Use of Proceeds                                                        15
Item 3.  Defaults Upon Senior Securities                                                                  15
Item 4.  Submission of Matters to a Vote of Security Holders                                              15
Item 5.  Other Information                                                                                15
Item 6.  Exhibits and Reports on Form 8-K                                                                 15

SIGNATURES                                                                                                16

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        MARCH 31,                  SEPT. 30,
                                                                          2000                       1999
                                                                        ---------                  ---------
                                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 ASSETS
   Cash and Due from Banks                                               $   785                    $   723
   Investment Securities - Held to Maturity - at Amortized Cost            5,500                      5,500
     Available for Sale - at Market                                          765                        741
   Loans Receivable, Net                                                  87,941                     88,709
   Real Estate Owned                                                         364                        248
   Office Properties and Equipment - at Depreciated Cost                     557                        602
   Federal Home Loan Bank Stock (FHLB) - at Cost                             966                        934
   Cash Surrender Value of Life Insurance                                  1,237                      1,211
   Accrued Interest Receivable                                               863                        825
   Prepaid and Other Assets                                                   61                         80
   Deferred Federal Income Tax Asset                                          96                         86
   Prepaid Federal Income Tax Asset                                           --                        190
                                                                         -------                    -------
     TOTAL ASSETS                                                        $99,135                    $99,849
                                                                         =======                    =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                              $64,845                    $70,870
   Borrowed Funds                                                         18,832                     13,739
   Advances from Borrowers for Taxes and Insurance                           168                        341
   Deferred Compensation                                                     621                        597
   Accrued Interest Payable                                                  111                         76
   Accrued Federal Income Tax                                                 59                         --
   Other Liabilities                                                         295                        564
                                                                         -------                    -------
     TOTAL LIABILITIES                                                    84,931                     86,187
                                                                         -------                    -------

 STOCKHOLDERS' EQUITY
   Common Stock, $.01 Par value; 4,000,000 Shares Authorized;
     1,573,775 Shares Issued and 1,474,321 Shares Outstanding                 16                         16
   Additional Paid-In Capital                                              7,683                      7,659
   Shares Acquired by Employee Stock Ownership Plan (ESOP)                  (335)                      (387)
   MRP Trust                                                                (397)                      (428)
   Retained Earnings, Substantially Restricted                             8,617                      8,182
   Treasury Stock (99,454 Shares at Cost)                                 (1,380)                    (1,380)
                                                                         -------                    -------

     TOTAL STOCKHOLDERS' EQUITY                                           14,204                     13,662
                                                                         -------                    -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $99,135                    $99,849
                                                                         =======                    =======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   MARCH 31,                       MARCH 31,
                                                            ----------------------          ----------------------
                                                             2000            1999            2000            1999
                                                            ------          ------          ------          ------
                                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
INTEREST INCOME
  Interest on Loans                                         $1,873          $1,969          $3,746          $3,997
  Interest on Investment Securities                             89              50             173             103
  Other Interest and Dividends                                  32              85              51             168
                                                            ------          ------          ------          ------
    Total Interest Income                                    1,994           2,104           3,970           4,268
                                                            ------          ------          ------          ------

INTEREST EXPENSE
  Deposits                                                     808             982           1,657           2,010
  Long-Term Borrowed Funds                                     252             156             456             322
                                                            ------          ------          ------          ------
    Total Interest Expense                                   1,060           1,138           2,113           2,332
                                                            ------          ------          ------          ------

Net Interest Income                                            934             966           1,857           1,936

Provision for Loan Losses                                       29              12              41              24
                                                            ------          ------          ------          ------

  Net Interest Income After Provision for Loan
    Losses                                                     905             954           1,816           1,912
                                                            ------          ------          ------          ------

OTHER INCOME
  Fees and Charges                                              19              19              44              46
  Other                                                         33              35              69              68
                                                            ------          ------          ------          ------
    Total Other Income                                          52              54             113             114
                                                            ------          ------          ------          ------

GENERAL AND ADMINISTRATIVE
  Salaries and Employee Benefits                               270             319             584             630
  Franchise and Other Taxes                                     37              47              73              83
  Federal Insurance Premium                                     30               6              36              17
  Expenses of Premises and Fixed Assets                         48              46              97              95
  Data Processing and Related Contract Services                 54              47              99              81
  Legal, Audit, and Supervisory Exam                           109              97             154             126
  Other Operating Expense                                      103             103             212             196
                                                            ------          ------          ------          ------
    Total Other Expenses                                       651             665           1,255           1,228
                                                            ------          ------          ------          ------

Income Before Income Tax                                       306             343             674             798
Federal Income Tax Expense                                     103             131             239             291
                                                            ------          ------          ------          ------

NET INCOME                                                  $  203          $  212          $  435          $  507
                                                            ======          ======          ======          ======

Comprehensive Income                                        $  203          $  212          $  435          $  507
                                                            ======          ======          ======          ======

EARNINGS PER SHARE
  Basic EPS                                                 $ 0.14          $ 0.15          $ 0.30          $ 0.36
                                                            ======          ======          ======          ======
  Fully Diluted EPS                                         $ 0.13          $ 0.14          $ 0.29          $ 0.34
                                                            ======          ======          ======          ======

                FORT THOMAS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                               2000              1999
                                                              -------           -------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $   435           $   507
  Reconciliation of Net Income with Cash Flows from
    Operations:
  Provision for Loan Losses                                        41                24
  Depreciation                                                     46                36
  Deferred Income Taxes                                           (12)               (8)
  Amortization                                                   (102)             (125)
  FHLB Stock Dividends                                            (32)              (30)
  ESOP and Stock Compensation                                      54                80
  Gain on REO                                                      (7)               --
  Changes In:
    Accrued Interest Receivable                                   (38)               18
    Prepaid and Other Assets                                       18                 8
    Cash Surrender Value of Life Insurance                        (26)              (25)
    Deferred Compensation                                          24                22
    Accrued Interest Payable                                       36                 7
    Accrued Income Tax                                            249               (77)
    Other Liabilities                                            (269)              (83)
                                                              -------           -------

    Net Cash Provided by Operating Activities                     417               354
                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities                               (39)           (2,000)
  Maturity of Investment Securities                                --             2,000
  Loan Originations and Repayments, Net                           225             2,559
  Principal Received on Debt Security                              15                12
  REO Expenses                                                      4                --
  Proceeds from Sale of REO                                       492               143
  Purchase of Office Properties and Equipment                      --              (125)
                                                              -------           -------

    Net Cash Provided by Investing Activities                     697             2,589
                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) Increase in Deposits                          (6,025)              (88)
  Dividends Paid                                                   --              (184)
  ESOP Shares Released                                             52                52
  Advance from Borrowers for Taxes and Insurance                 (172)             (158)
  Repayments of Borrowings                                     (1,000)           (4,115)
  Proceeds of Borrowings                                        6,093             4,000
                                                              -------           -------

    Net Cash (Used) Provided by Financing Activities           (1,052)             (493)
                                                              -------           -------

  CHANGES IN CASH AND CASH EQUIVALENTS                             62             2,450

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    723             3,135
                                                              -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   785           $ 5,585
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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999 contained in the Corporation's 1999 Annual Report.

NOTE 2 - EARNINGS PER SHARE

The average number of common shares used to calculate earnings per share were as follows:

                               Three Months Ended March 31,         Six Months Ended March 31,
                               ----------------------------         --------------------------
                                  2000              1999              2000             1999
                               ---------          ---------         ---------        ---------
Basic Weighted -
  Average Shares               1,438,255          1,427,105         1,436,968        1,425,818
Diluted Weighted -
  Average Shares               1,525,449          1,493,240         1,524,943        1,499,340

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At March 31, 2000, the Corporation's total assets amounted to $99.1 million as compared to $99.8 million at September 30, 1999. Stockholders' equity amounted to $14.2 million or 14.3% of total assets at March 31, 2000 compared to $13.7 million or 13.7% at September 30, 1999. The increase in stockholders' equity was primarily due to continued profitable operations.

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

The following is a breakdown of loan receivables as of the periods indicated:

                                                   MARCH 31,                        SEPTEMBER 30,
                                                     2000                                1999
                                                     ----                                ----
                                             AMOUNT         PERCENT           AMOUNT             PERCENT
                                             ------         -------           ------             -------
REAL ESTATE LOANS                                            (Dollars in Thousands)
  One-to-Four Family Residential            $75,025          81.48%          $76,468              81.90%
  Multi-Family and Non-Residential            9,039           9.82             9,569              10.25
  Land and Construction:
    Residential                               7,168           7.78             6,215               6.66
    Commercial                                   --             --                --                 --
                                            -------         ------           -------             ------
    Total Real Estate Loans                  91,232          99.08            92,252              98.81
                                            -------         ------           -------             ------
CONSUMER LOANS
  Savings Accounts                              575           0.62               721               0.77
  Other Consumer Loans                          274           0.30               392               0.42
                                            -------         ------           -------             ------
    Total Consumer Loans                        849           0.92             1,113               1.19
                                            -------         ------           -------             ------
    Total Loans                              92,081         100.00%           93,365             100.00%
                                            -------         ======           -------             ======
LESS
  Loans in Process                            3,087                            3,489
  Deferred Loan Fees                            515                              553
  Allowance for Loan Losses                     538                              614
                                            -------                          -------
    Loan Receivables, Net                   $87,941                          $88,709
                                            =======                          =======

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of each category of the Bank's loan portfolio March 31, 2000. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                                        Percent of Corresponding
                                         Loans Delinquent For                                Loan Categories
                                         --------------------                                ---------------
                                30-89          90 Days                             30-89         90 Days
                                 Days          And Over         Total               Days         And Over        Total
                                 ----          --------         -----               ----         --------        -----
                                          (Dollars in Thousands)
One-to-four family
  Residential                   $2,471          $1,975          $4,446             3.29%          2.63%          5.92%
Multi-family and
  nonresidential                   129             343             472             1.43           3.79           5.22
Construction and land              235             415             650             3.28           5.79           9.07
Consumer                            --              --              --               --             --             --
                                ------          ------          ------

Total delinquent loans          $2,835          $2,733          $5,568
                                ======          ======          ======

The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                     MARCH 31,               SEPTEMBER 30,
                                                     ---------               -------------
                                               2000             1999             1999
                                              ------           ------           ------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One-to-four family residential (1)          $1,975           $2,337           $1,420
  Multi-family and non-residential
    real estate                                  343              577              482
  Construction and land                          415              314              361
  Consumer                                        --               --               --
Accruing consumer loans greater
  than 90 days delinquent:                        --               --               --
                                              ------           ------           ------
    Total non-performing loans                 2,733            3,228            2,263
Real estate acquired through
  foreclosure                                    364               13              248
                                              ------           ------           ------

   Total non-performing assets                $3,097           $3,241           $2,511
                                              ======           ======           ======
   Total non-performing assets as a
      percentage of total loans                 3.36%            3.41%            2.69%
                                              ======           ======           ======
   Total non-performing assets as a
      percentage of  total assets               3.12%            3.13%            2.51%
                                              ======           ======           ======

(1) Includes second mortgage loans.

The $2.7 million of nonaccruing loans at March 31, 2000 consisted of 35 loans with an average balance of approximately $77,000. Interest that would have been earned on these loans, if they had been accounted for on an accruing basis during the quarter ended March 31, 2000, would have been approximately $56,000. Substantially, all of the loans are extended to separate borrowers.

The decrease between March 31, 2000 and March 31, 1999 was primarily due to reduction of number of loans in nonaccrual status. Presently, the Bank does not believe that it will incur any material losses on such loans.

CLASSIFIED ASSETS

Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. At March 31, 2000, the Bank had $3.5 million of loans that were classified as substandard, no loans classified as doubtful and no loans classified as loss. The difference between the $3.5 million of assets classified for regulatory purposes and the delinquent loans of $2.7 million represents loans that were required to be classified for regulatory purposes due to certain quantitative factors regarding collateral, delinquency periods, and loan terms.

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

The following table summarizes the activity in the allowance for loan losses and other selected statistics for the periods presented.

                                                                   SIX MONTHS ENDED            YEAR ENDED
                                                                       MARCH 31,              SEPTEMBER 30,
                                                                       ---------              -------------
                                                                2000             1999             1999
                                                               -------          -------          -------
                                                                       (DOLLARS IN THOUSANDS)
Average Loans Receivable, Net                                  $88,355          $92,166          $88,954
                                                               =======          =======          =======
Allowance for Loan Losses
  Balance at Beginning of Period                               $   614          $   704          $   704
  Net (Charge-Offs)                                               (117)             (78)            (158)
  Provision for Loan Losses                                         41               24               68
                                                               -------          -------          -------
  Balance at End of Period                                     $   538          $   650          $   614
                                                               =======          =======          =======

  Net Loans (Charged-Off) Recovered to Average  Loans            -0.13%           -0.09%           -0.18%
                                                               =======          =======          =======
Allowance for Loan Losses to Total Loans                          0.58%            0.68%            0.66%
                                                               =======          =======          =======
Allowance for Loan Losses to Total Non-Performing
    Loans                                                        19.69%           20.14%           27.13%
                                                               =======          =======          =======
Net Loans (Charged-Off) Recovered to Allowance for
    Loan Losses                                                 -21.75%          -12.00%          -25.73%
                                                               =======          =======          =======

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                 MARCH 31, 2000
                                                 --------------
                                                        PERCENT OF LOANS
                                                        IN EACH CATEGORY
                                             AMOUNT      TO TOTAL LOANS
                                             ------     ----------------
                                              (DOLLARS IN THOUSANDS)
One-to-Four Family Residential                $285            81.48%
Multi-Family Residential                       125             9.82
Land and Construction                          100             7.78
Consumer Loans                                  28             0.92
                                              ----           ------

    Total                                     $538           100.00%
                                              ====           ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         GENERAL. The Corporation reported net income of $203,000 during the three months ended March 31, 2000 compared to $212,000 during the three months ended March 31, 1999. The decrease in net income during the three months ended March 31, 2000 compared to the same period in 1999 was due primarily to a decrease in net interest income of $32,000 and an increase in provision for loan losses of $17,000, partially offset by decreases in non-interest expenses of $14,000 and federal income tax expense of $28,000.

         INTEREST INCOME. Interest income decreased $110,000 or 5.2% to $2.0 million for the three months ended March 31, 2000 compared to the same period in 1999. The decrease during the 2000 period was primarily due to a decrease in the average loans receivable, net of $3.2 million.

         INTEREST EXPENSE. Interest expense decreased $78,000 or 6.9% to $1.1 million for the three months ended March 31, 2000, compared to the same period in 1999. Such decrease was primarily due to a decrease in the average balance of the Corporation's time deposits of $11.0 million primarily as a result of the maturity of certain higher rate of certificates of deposit. This was partially offset by $5.5 million increase in the average balance of borrowed funds.

         NET INTEREST INCOME. Net interest income amounted to $934,000 for the three months ended March 31, 2000, a decrease of $32,000 or 3.3% over the comparable period in 1999. The interest rate spread amounted to 3.18% for the three months ended March 31, 2000 compared to 3.17% for the same period in 1999. The ratio of average interest-earning assets to average interest-bearing liabilities was 115.4% and 113.5% for the same respective periods.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $29,000 for the three months ended March 31, 2000 an increase of $17,000 over the comparable period in 1999. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, and are adjusted accordingly.

         OTHER INCOME. Other income amounted to $52,000 and $54,000 during the three months March 31, 2000 and 1999.

         NON-INTEREST EXPENSES. Non-interest expenses for the three months ended March 31, 2000 decreased $14,000 or 2.1% over the same period in 1999 to $651,000. This decrease was primarily due to a decrease in salaries and employee benefits of $49,000, in franchise and other taxes of $10,000 and partially offset by increases in federal insurance premium of $24,000 and legal, audit and supervisory exam expenses of $12,000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

         GENERAL. The Corporation reported net income of $435,000 during the six months ended March 31, 2000 compared to $507,000 during the six months ended March 31, 1999. The decrease in net income during the six months ended March 31, 2000 compared to the same period in 1999 was due primarily to a decrease in net interest income of $79,000, an increase in provision for loan losses of $17,000 and increases in non-interest expense of $27,000 which were partially offset by a decrease in federal income tax expense of $52,000.

         INTEREST INCOME. Interest income decreased $298,000 or 7.0% to $4.0 million for the six months ended March 31, 2000 compared to the same period in 1999. The decrease during the 2000 period was primarily due to a decrease in the average yield on the Corporation's loan portfolio of 22 basis points due to many loans being refinanced and also a decrease in average loans receivable, net of $3.5 million.

         INTEREST EXPENSE. Interest expense decreased $219,000 or 9.4% to $2.1 million for the six months ended March 31, 2000, compared to the same period in 1999. Such decrease was primarily due to a decrease in the average cost of funds on certificates of deposit of 23 basis points and a decrease in average balance of the Corporation's time deposits of $9.9 million primarily as a result of the maturity of certain higher rate of certificates of deposit. This was partially offset by $4.3 million increase in the average balance of borrowed funds.

         NET INTEREST INCOME. Net interest income amounted to $1.9 million for the six months ended March 31, 2000, a decrease of $79,000 or 4.1% over the comparable period in 1999. The interest rate spread amounted to 3.21% for the six months ended March 31, 2000 compared to 3.18% for the same period in 1999. The ratio of average interest-earning assets to average interest-bearing liabilities was 114.5% and 113.2% for the same respective periods.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans amounted to $41,000 for the six months ended March 31, 2000 an increase of $17,000 over the comparable period in 1999. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, and are adjusted accordingly.

         OTHER INCOME. Other income amounted to $113,000 and $114,000 during the six months March 31, 2000 and 1999, respectively.

         NON-INTEREST EXPENSES. Non-interest expenses for the six months ended March 31, 2000 increased $27,000 or 2.2% over the same period in 1999 to $1.3 million. This increase was primarily due to increases in federal insurance premiums of $19,000, data processing expenses of $18,000, in legal, audit and supervisory exam expenses of $28,000, in other operating expenses of $16,000 and partially offset by a decrease in salaries and employee benefits of $46,000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Bank has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve discount window. At March 31, 2000, the Bank had $18.8 million of outstanding advances from the FHLB of Cincinnati. The interest rates on these advances range from 4.75% to 5.67%. Maturities on these advances ranges through October 2, 2008.

As of March 31, 2000, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 2000, the Bank's tangible, core and risk-based capital ratios amounted to 13.4%, 13.4% and 21.4%, respectively, compared to regulatory requirements 1.5%, 3.0% and 8.0%, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 24, 2000, the Corporation held an annual meeting for the election of directors and ratification of auditors. The votes with respect to such proposals are set forth below.

         Proposal One (Election of Directors):

         NAME                                                 FOR               AGAINST          WITHHOLD
         ----                                                 ---               -------          --------
         Larry N. Hatfield                                    1,168,053                          1,375
         Robert L. Grimm                                      1,167,553                          1,875
         Harold A. Luersen                                    1,165,621                          3,807
         Don J. Beckmeyer                                     1,168,053                          1,375
         J. Stephen McLane                                    1,167,553                          1,875

         Proposal Two (Ratification of VonLehman & Company Inc. as Auditors):

                                              FOR               AGAINST          WITHHOLD
                                              ---               -------          --------
                                              1,152,481         5,167            11,780

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

         The Agreement provides that up on consummation of the Merger, and subject to certain further terms, conditions, limitations and procedures set forth in the Agreement, each issued and outstanding share of common stock, par value $.01 of Fort Thomas ("Fort Thomas Common Stock") shall, by virtue of the Merger, be converted into and represent the right to receive 0.5645 shares of common stock, no par value, of BKFC. The Agreement contains customary anti-dilution measures and provides for the merger of Fort Thomas' wholly-owned subsidiary, Fort Thomas Savings Bank into The Bank of Kentucky, a wholly-owned subsidiary of BKFC.

         The Merger is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) and related provisions of the Internal Revenue code of 1986, as amended (the "Code"). The Merger, which is expected to close in the second quarter of 2000, is expected to be treated as a tax-free exchange to holders of Fort Thomas Common Stock. Consummation of the Merger is subject to the prior receipt of all necessary regulatory or governmental approvals and consents, and the necessary approval of shareholders of Fort Thomas. A shareholders' meeting has been scheduled from May 23, 2000.

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


                                      FORT THOMAS FINANCIAL CORPORATION



Date: May 12, 2000                    By: /s/  Larry N. Hatfield
                                         ---------------------------------------
                                         Larry N. Hatfield
                                         President and Chief Executive Officer



Date: May 12, 2000                    By: /s/  J. Michael Lonnemann
                                         ---------------------------------------
                                         J. Michael Lonnemann
                                         Vice President, Secretary and Principal
                                         Financial Officer